Form 10-K
period 2018-02-03
SIGMA DESIGNS INC
filed 2018-04-24
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: February 3, 2018

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

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on July 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $250,214,673 based on the closing sale price of $6.50 per share on that date.  Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 39,575,330 shares of the registrant’s common stock outstanding on April 19, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference information that will be set forth in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

Sigma Designs, Inc.

2018 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended February 3, 2018 contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995, including statements regarding our future results of operations and financial position, business strategy and our objectives for future operations. The words “may,” “predict,” “potential,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “plan,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. Specifically, these forward-looking statements include, but are not limited to, statements regarding:

●	the asset sale to Silicon Laboratories, Inc.;
●	an intent to implement a plan of liquidation;
●	anticipated amounts of cash available for distribution to shareholders following the asset sale to Silicon Laboratories, Inc.;
●	entering into or completion of any business unit or other asset/liability divesture transaction;
●	anticipated trends and challenges in our business and the markets in which we operate;
●	our expectations regarding our domestic and international expenses and sales;
●	our anticipated cash needs and;
●	our intellectual property

These forward-looking statements represent our current views with respect to future events, including estimates and assumptions only as of the date of this Form 10-K.  As new risks emerge from time to time, it is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances that occur after the statement is made. Given these risks and uncertainties, readers are cautioned not to place reliance on any such forward-looking statements.

Throughout this report, we refer to Sigma Designs, Inc., together with its subsidiaries, as the “Company,” “we,” “us,” “our,” or “Sigma,” unless the context indicates otherwise.

PART I

ITEM 1.                BUSINESS

Recent Developments

On December 7, 2017, the Company and Silicon Laboratories Inc., (“Silicon Labs”) announced a definitive agreement under which Silicon Labs and Sequin Merger Subsidiary, Inc. were to acquire the Company, subject to certain closing conditions. On January 23, 2018, the Company announced that due to certain closing conditions not being satisfied, the parties would instead move forward with an asset sale (the “Asset Sale”) of the Company’s Z-Wave business unit to Silicon Labs.  The proposed Asset Sale was consummated on April 18, 2018.  The Company has also announced its intention to initiate a plan of liquidation following the closing of the proposed Asset Sale.  The plan of liquidation was approved by the Company’s shareholders at a special meeting of shareholders held on April 17, 2018.

If the Company moves forward with its plan of liquidation, all of the forward-looking statements, strategy, marketing, and other information set forth in this Annual Report on Form 10-K (the “Annual Report”), to the extent that such information refers to future operations, shall be rendered ineffective.  Under these circumstances, the Company will cease to carry on its business and operations, except to the extent necessary to wind down the Company.  The Company’s legal existence will continue to the extent necessary to wind down its affairs until the plan of liquidation is completed.

The following is therefore a description of the historical nature of the Company, materially accurate in all respects for the past fiscal year and to provide information relevant to understanding the Company’s financial results and its business for the fiscal year ended February 3, 2018.  The financial statements presented in this Annual Report differ from those presented historically as to form regarding the classification of accounts associated with assets determined to be held for sale as of February 3, 2018, specifically the Z-Wave business unit and the subsequent event transaction with Integrated Silicon Solution (Cayman), Inc. (“ISSI”).  On February 15, 2018, the Company completed the sale of its Media Connectivity business unit to ISSI.  In addition, on March 30, 2018, the Company completed the sale of its Smart TV and Set-top Box business units to V-Silicon.  Please refer Footnote 20 – Subsequent events in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K for additional detail regarding these transactions and their impact on the Company’s business and operations.

Overview

We are a global integrated system-on-chip (“SoC”) solutions provider offering intelligent platforms for use in a variety of home entertainment and home and industrial control appliances. Our goal is to ensure that our chipsets serve as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home devices, and mobile Internet of Things (“IoT”) products. Our business generates revenue primarily by delivery of relevant, cost-effective semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers, or OEMs, and Original Design Manufacturers, or ODMs. We also derive a portion of our revenue from other products and services, including technology licenses, software development kits, and engineering support services for hardware and software.

On February 15, 2018, we divested our Media Connectivity business, and on March 30, 2018, we divested our Smart TV and Set-top Box businesses.  As a result, following March 30, 2018, we no longer operated our Connected Smart TV Platforms business. On April 18, 2018, we divested our Z-Wave business; and as a result, we will not operate our Z-Wave business following this divestiture. As a result of these divestitures, the only remaining business unit is Mobile IoT, which to date has not generated any material revenue.

Products

Media Processor

Our media processor product line consisted of a range of functionally similar platforms that were based on highly integrated chips, embedded software, and hardware reference designs. These highly integrated chips typically included all the functions required to create a complete system solution with only the addition of memory. The integrated functions included application processing (“CPU”), graphics processing (“GPU”), media processing (audio and video decoding/encoding), display processing, security management, memory control, and peripheral interfaces. Our embedded software suite provided an operating environment and coordinates the real-time processing of digital video and audio content, was readily customizable by our customers and is interoperable with multiple standard operating systems. Our reference system designs provided a hardware implementation of the circuit board, access to our embedded software suite, and could include prototypes for customer evaluation and use.

Our chipsets were generally configured for either the smart television (“Smart TV”) or streaming Set-top box, the latter of which includes related products, such as connected media players. Chipsets created for Smart TV obtain inputs from high definition multimedia interface (“HDMI”) and analog video and provided outputs to flat panel interfaces. Chipsets created for the set-top box obtain inputs from Ethernet and other broadcast interfaces and provide output to HDMI and analog video. Core components were therefore shared across these products while their configured hardware/software platforms and support were offered separately.

Media Connectivity Controllers

Our Media Connectivity product line consisted of wired home networking controller chipsets that were designed to provide connectivity solutions between various home entertainment products and incoming video streams. We believe these connectivity solutions provided consumers additional connectivity choices with increased flexibility and reliability and allowed system integrators and service providers an opportunity to reduce the time and cost of home networking installations. Our Media Connectivity solutions were based on the HomePNA (“HPNA”), HomePlug AV (“HPAV”), and G.hn standards.  HPNA is a standard used for transferring internet protocol, or IP, content across coaxial cables and phone lines whereas HPAV is used for transferring IP content across power lines. G.hn is the next generation International Telecommunications Union (“ITU”) standard ratified in 2011 to create a unified global standard across coaxial cables, phone lines, and power lines. Products based on these technologies enable service providers, such as telecommunication carriers, cable operators and satellite providers, to deliver high definition television services (“HDTV”) and other media-rich applications throughout the home. Our HomePNA chipsets complied with the ITU G.9954 standard to support distribution of multimedia content throughout the home, while our HomePlug AV chipsets provide connectivity over existing powerline wiring, supporting advanced encryption standard (“AES”), high quality of service (“QoS”) and remote management and diagnostic capabilities. Our G.hn chipset was compliant with ITU G.9960/61 which supports connectivity over any type of existing wires inside the home. We designed the G.hn chipset to employ multiple input, multiple output (“MIMO”) technology to deliver higher throughput with extended coverage even in the presence of high noise conditions. We have not generated significant revenue from our products based on HPAV or G.hn technologies.

IoT Devices

Our IoT Devices family consisted of our wireless Z-Wave chips, modules and cellular-based mobile IoT tracking tags and modems.  Following the divestiture of our Z-Wave business, our IoT Devices family consisted of our cellular-based mobile IoT tracking tags and modems. Our Z-Wave chips and modules were incorporated into devices that enable consumers to enjoy advanced home control and automation functionality, such as home security, environmental and energy control and monitoring, within both new and existing homes. Devices that incorporated our wireless chips and modules operate on the Z-Wave mesh networking protocol. Our Z-Wave wireless chips utilized a low-bitrate, low-power, low-cost RF communication technology that provided an interoperable platform for home automation security and monitoring solutions. We derived most of our revenue within our IoT Devices product line by selling a module, which included a Z-Wave chip plus additional circuitry and components that provided our customers with a ready-to-use solution. Our Z-Wave chips and the Z-Wave protocol they used to communicate commands were built into an ecosystem of over 2,400 certified interoperable products, consisting primarily of intelligent appliances for use within the home.

Mobile IoT Devices

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

License Arrangements and Other Products

From time to time, we derive revenue from the license of our internally developed intellectual property. We also offer certain legacy products that are sold into prosumer and other industrial applications. Additionally we derive revenue from the sale of products including software development kits and engineering support services for hardware and software. These products account for a minor portion of our total revenue.

Target Markets

Connected Smart TV Platforms Market

The Connected Smart TV Platforms market (before fiscal 2017 reported as three separate target markets of Smart TV, Media Connectivity and Set-top Box) consists of all products that are sold to integrate into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We serve this market with our media processor chips, dedicated post-processing products and home networking controllers.

IoT Devices Market

The IoT Devices market consists of both smart home applications (including gateways and automated consumer devices) and mobile IoT applications (primarily tracking tags). Our smart home product line is marketed under our Z-Wave brand of wireless chips, modules and Z-Wave mesh networking protocol.

License and Other Markets

The license and other markets include other products and services, including technology licenses, software development kits, and engineering support services for hardware and software.

Characteristics of Our Business

We do not enter into long-term commitment contracts with our customers, instead we rely on customer purchase orders to generate substantially all of our net revenue. However, our failure to accurately forecast demand can lead to product shortages that can impede production by our customers, may harm our relationship with these customers, or lead to excess inventory, which could negatively impact our gross margins in a particular period. During fiscal 2018, 2017, and 2016, we recorded provisions for excess inventory of $4.9 million, $2.0 million and $3.2 million, respectively, primarily as a result of the end of life of certain products.

Our Connected Smart TV Platforms market was based on the annual cycle of product launches. Major new consumer products were designed during the spring, produced during the summer and launched in the fall to take advantage of the holiday selling season. Our Connected Smart TV Platforms market generally experienced seasonality typical of the consumer electronics market, wherein the holiday selling season commands the highest sell-through of consumer electronic end-products, making the third quarter typically the strongest selling season for semiconductor components such as our chips and chipsets.  We experienced lower sales in our first and fourth fiscal quarters and higher sales in our second and/or third fiscal quarters as a result of this seasonality of demand. Therefore, our operating results varied significantly from quarter to quarter.

For our Set-top Box products, we forecasted demand based not only on our assessment of the requirements of our direct customers, but also on the anticipated requirements of the telecommunications carriers that our direct customers serve. We worked with both our direct customers and these carriers to address the market demands and the necessary specifications for our technologies.   Our business was substantially dependent upon being designed into set-top boxes and we were required to spend a considerable amount of resources to compete for these design wins. If we did obtain these design wins, it was often the case that our end customer and direct customer would continue to incorporate our chipset solutions for that generation of Set-top Boxes.  However, if we were not designed into a particular generation of Set-top Boxes for our large target end customers, we stood to lose that portion of our market for the entire deployment time, which was typically two to three years.

Our IoT Devices market is characterized by the popularity of competing standards within the United States, Asia, and the European markets recognized by the ITU and other governing bodies. Our mobile IoT solutions are currently used primarily for tracking applications, such as small tags that can be attached to track pets, keys, children, luggage, and vehicles. The value of our IoT Devices market lies in the recognition of Z-Wave as a North American market leader for home security, automation and energy management. The primary differentiation between Z-Wave and other competing standards in the IoT Devices market is the requirement that all Z-Wave devices conform to a strict application level of device-to-device communication and operability, which allows all Z-Wave devices to be interoperable. This interoperability requirement does not exist with any other competing technologies in the IoT Devices market. We expect our IoT Devices market to grow in direct proportion to the adoption of the Z-Wave standard by a number of device manufacturers, service integrators and service providers.

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

Our IoT Devices market product categorizations beginning in the fourth quarter of fiscal 2016 includes Mobile IoT products and services as a result of our acquisition of Bretelon. IoT Devices products enable remote control and monitoring of a wide variety of home appliances such as thermostats, lighting and door locks.  Much of the early adoption for home control and energy management products has been driven by installations of new security systems for the consumer home.  However, the recent deployment of IoT Devices products by an increasing number of larger device manufacturers, system integrators and service providers has perpetuated the growing popularity of this market within the consumer goods industry. Low frequency, low power solutions can offer consumers cost efficient ways to monitor and conserve energy usage, to protect homes from theft and damage and to improve the convenience of performing certain household activities. Z-Wave’s device-interoperability allows service and security providers as well as consumers to deploy solutions with Z-Wave, secure in the knowledge that their solutions will operate with products from name brand vendors sold at retail and online. This allows service providers to focus on their core technology, with the services that they provide, and not the making or sourcing of the devices.

Customers and Strategic Relationships

We sell our products principally to manufacturers and designers (OEMs and ODMs) as well as to distributors who, in turn, sell to manufacturers. Typically, when we sell to a distributor, that distributor has already received an order for our products directly from a manufacturer. Sales to our customers are typically made on a purchase order basis. We have also established strategic relationships with telecommunications carriers that provide wired and wireless communications services to consumers and businesses.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with technology leaders by providing quality, state-of-the-art products through superior sales channels. We sell our products worldwide through multiple channels, including our direct sales force, manufacturer representatives and independent distributors strategically located in a number of countries around the world. Members of our direct sales force are based in the United States, Denmark, Israel, Taiwan, South Korea and Japan. Our sales are also supported by representatives, resellers and distributors in other key countries such as China and India.

Our sales cycle typically ranges from nine to eighteen months and depends on a number of factors including the technical capabilities of the customer, customer need for customization and the length of customer evaluation and qualification of our offerings. In many cases, we must also qualify our products with our technology partners and, in some cases, with an end customer (e.g., a service provider). This qualification process may extend our sales cycle beyond its typical duration. We generally plan the fabrication of our products based on customer forecasts. In some instances, customer forecasts are driven by seasonality where our customers plan product launches around the holiday season.

For our larger volume designer and manufacturing customers, purchase orders for our products are generally non-cancelable between four and twelve weeks before our scheduled delivery dates and are not subject to rescheduling within four weeks of scheduled delivery dates.

Competition

The semiconductor industry generally, and the consumer electronics market specifically, are highly competitive markets characterized by rapid technological change, evolving standards, decreasing average selling prices per unit and short product life cycles. We believe that the principal factors on which we compete include time-to-market for new product introductions, product performance, customer interface and support, industry standards compatibility, software functionality, image quality, price, and product support.

We competed with a number of major domestic and international suppliers of chipset solutions and related applications in our Connected Smart TV Platforms market segment including, among others, Broadcom Ltd., Mediatek, RealTek, ST Microelectronics, Marvell Technology Group, Ltd. and Qualcomm and in our IoT Devices market segment, Texas Instruments, Freescale and Silicon Laboratories (through their selection and use of Zigbee-based chips).

Many of the aforementioned companies have higher profiles, larger financial resources and greater marketing resources than we do and may develop competitive products that may inhibit the wide acceptance of our products. Additionally, we believe that any industry manufacturer can develop products that compete directly with our products.

Research and Development

Historically, we have focused our research and development efforts primarily on two areas: video/audio decoder technologies and secure media processing for the Connected Smart TV Platforms market and the IoT Devices market. In building new solutions, our strategy was to build fully integrated chips and chipsets.

We have invested substantial resources in research and development of performance enhancements, cost reductions and additional features for future generations of our solutions in order to remain competitive in our industry. During fiscal 2018, 2017 and 2016 our research and development expenses were $72.3 million, $74.0 million, and $68.8 million, respectively.

Intellectual Property Protection

Our success depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws as well as agreements with customers, suppliers and employees to protect our proprietary technologies and processes.

As of February 3, 2018, we held 162 issued patents and we had 5 patent applications pending for our technology. The expiration dates of these patents are within the next one to twenty years.  We cannot assure that our existing patents or pending patents, even if issued, will provide adequate protection for our competitive position. Additionally, because we have participated and continue to participate in developing various industry standards, we may be required to license some of our patents to others, including competitors, who develop products based on those standards. Appropriate portions of our patent portfolio are being assigned to buyers of our business units as those business units are divested. The Company does not intend to maintain a material patent portfolio after divestiture of the business units.

We generally enter into confidentiality agreements, evaluation (limited) license agreements and technology license agreements with our customers and strategic partners, and we typically control access to and distribution of product documentation and other proprietary information. Despite these precautions, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, they may develop similar technology independently or they may design around our patents. As such, any rights granted under our patents may not provide us with meaningful protection.

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

Semiconductor fabrication

We rely on Taiwan Semiconductor Manufacturing Company (“TSMC”), Global Foundries (“GF”) and, to a lesser extent, Grace Semiconductors to fulfill the majority of our semiconductor fabrication needs including chipset manufacturing. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have long-term pricing agreements with all of our third-party manufacturers, our costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.  In addition, we may be unable to secure sufficient capacity at our third-party manufacturers’ facilities which could harm our ability to ship products to our customers in a timely manner and negatively impact our financial results in any particular period.

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

Quality assurance

We are committed to maintaining the highest level of quality in our products.  We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service to ensure customer satisfaction.  We also rely on in-depth simulation studies, design review and product verification during our design phase. We rely on bench testing to perform design validation, product reliability qualification to verify product quality and manufacturing testing to validate the products in production.  To ensure consistent product quality, reliability and yield, and together with our manufacturing logistics partners, we closely monitor the production cycle by regularly reviewing manufacturing process data from each wafer foundry and assembly subcontractor.  We are ISO 9001 certified as are our key manufacturing partners, ASE, TSMC and GF.

Environmental Laws

Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that may have been incorporated into our products. These product labeling and environmental laws require us to know whether certain substances are present in our products and to what degree. Environmental laws may limit the use of certain substances in our products or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. Additionally, we may be subject to regulatory penalties for infringements outside our direct control. We did not incur any material expenditures in fiscal 2018 in relation to any environmental matter.

Backlog

Our backlog, which primarily comprises cancellable purchase orders from our customers at February 3, 2018 was approximately $17.0 million, compared with backlog of approximately $27.1 million at January 28, 2017. As our sales are made primarily through purchase orders from the delivery of products and the amount of backlog at any date depends upon various factors including the timing of the receipt of orders, fluctuations in orders for existing product lines and the introduction of any new product lines.  Accordingly, we believe that the amount of our backlog at any date is not a reliable measure of our future revenue. In addition, as a result of the divestiture of our Multimedia business and our Z-Wave business, we do not expect to generate any future revenue from that business, and all of our revenue in the future will be derived from our IoT Devices market, specifically the Mobile IoT business.

Employees

As of February 3, 2018, we had 409 full-time employees worldwide, including 259 in research and development, 66 in sales and marketing, 62 in general and administration and 22 in operations and quality assurance.

Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering and management personnel who are in great demand.  While we have work councils or employee representatives in certain countries, our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  We believe that our employee relations are satisfactory.

Corporate Information

We were incorporated in California in January 1982.  Our principal offices are located at 47467 Fremont Boulevard, Fremont, California 94538, and our telephone number is (510) 897-0200.  Our website is www.sigmadesigns.com; however, the information in or that can be accessed through our website is not part of this report.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available free of charge through the “Investor Overview” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Additionally, copies of materials filed by us with the Securities and Exchange Commission may be accessed at the Securities and Exchange Commission Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov.  For information about the Securities and Exchange Commission’s Public Reference Room, contact 1-800-SEC-0330 or send an electronic message to publicinfo@sec.gov.

ITEM 1A.              RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission (“SEC”), including our previously filed reports on Forms 10-Q and 8-K. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed and the trading price of our common stock may decline causing you to lose all or part of your investment in our common stock.  The risks and uncertainties described below are not the only risks that may occur in the course of our business.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to the Plan of Liquidation

If we do not implement our proposed plan of liquidation (the “Plan of Liquidation”), our business could be harmed and our shareholders could face adverse tax consequences.

If we do not implement the Plan of Liquidation, we would have to continue business operations despite the sale of assets that have historically generated nearly all of our revenue. Following the completion of the Asset Sale, we will have limited assets with which to generate operating revenue and likely will have retained only those employees required to wind down our remaining business.  We do not yet know if we will be successful in divesting our Mobile IoT Business.  However, we do not expect a sale of this business or a shutdown of this business to be material to our operations or assets available for distribution to shareholders. Additionally, we may elect not to invest in another operating business following the closing of the Asset Sale. Furthermore, our shareholders could, depending on their particular circumstances, incur an increased shareholder-level U.S. federal income tax liability in the event that property (including cash from the Asset Sale) distributed to shareholders is characterized as a dividend for U.S. federal income tax purposes.

We cannot determine at this time the amount or timing of any distributions to our shareholders because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions.

On February 15, 2018, we closed the sale of our Media Connectivity Business for $23.5 million, net of holdback amounts.  On March 30, 2018, we closed the sale of our Multimedia business for $5.3 million.  On April 18, 2018, we closed the asset sale and received gross proceeds of $240 million. Assuming we initiate the Plan of Liquidation, we plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the Asset Sale and the Company’s other cash, subject to a contingency reserve for foreseeable remaining costs and liabilities. The amount and timing of the distributions to shareholders will be determined by the Company’s Board of Directors (the “Company Board”) in its discretion, subject to the provisions of the Plan of Liquidation, if approved. The Company Board anticipates that the amount of aggregate distributions to shareholders following the Asset Sale will between $235 and $255 million or $5.95 to $6.46 per share based on 39,499,507 shares outstanding as of February 26, 2018.  The amount ultimately distributed to shareholders may be less than anticipated as a result of unforeseen circumstances. Subsequent distributions will be made in such amounts and at such times as determined by the Company Board in its discretion in accordance with the Plan of Liquidation. However, at this time, we cannot determine when we will be able to make any distributions to our shareholders or the amount of any such distributions. Those determinations depend on a variety of factors, including, but not limited to, whether we are able to sell our remaining assets and the prices therefor; the timing of the sale of our remaining assets; the amount we will be required to pay to satisfy unknown or contingent liabilities in the future, including liabilities related to recently filed shareholder litigation related to the Asset Sale and the Plan of Liquidation; the cost of operating our business through the date of our final dissolution; inaccuracies in the cost estimates to resolve currently foreseeable contingent liabilities; general business and economic conditions; and other matters. With respect to the sale of the Mobile IoT Business, the Company has and continues to pursue all strategic alternatives.  We do not yet know if we will be successful in divesting our Mobile IoT Business.  However, we do not expect a sale of this business or a shutdown of this business to be material to our operations or assets available for distribution to shareholders. The Company intends to continue operating its businesses until it is able to complete transactions that will maximize shareholder value or otherwise wind down these businesses in accordance with existing commitments. There can be no assurance, however, as to the time it will take to complete such transactions or wind down.

In addition, we will continue to incur claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) as we seek to close the Asset Sale and effect the Plan of Liquidation. Our estimates regarding our expense levels may be inaccurate. Any unforecasted or unexpected claims, liabilities or expenses that arise between the date of this Form 10-K and the liquidation and final dissolution of Sigma or any claims, liabilities or expenses that exceed our estimates could leave us with less cash than is necessary to pay liabilities and expenses and would likely reduce the amount of cash available for ultimate distribution to our shareholders. Further, if cash to be received from the sale of our remaining assets, including the Mobile IoT Business, is not adequate to provide for all of our obligations, liabilities, expenses and claims, we will not be able to distribute any additional amounts to our shareholders.

For the foregoing reasons, there can be no assurance as to the timing and amount of distributions to our shareholders, even if all of our remaining assets, including the Mobile IoT Business, are sold; provided that the Company must complete the distribution of all of its properties and assets to its shareholders as provided in the Plan of Distribution to be developed by the Company’s Board of Directors as soon as practicable following the filing of the Certificate of Dissolution with the Secretary of State of the State of California and in any event on or before the tenth anniversary of such filing.

We may be unable to sell our remaining assets and our remaining lines of business at acceptable prices, or at all.

In order to maximize shareholder value and pursuant to the terms of the Plan of Liquidation, we presently intend to sell our remaining assets and lines of businesses. However, we may not be able to find purchasers for such assets due to market conditions or we may be unable to obtain acceptable value for these remaining assets and lines of business. As a result, we may be forced to attempt to sell our remaining assets and lines of businesses at a time or at a value which is unfavorable to us which would delay or decrease the potential liquidating distributions to our shareholders We do not yet know if we will be successful in divesting our Mobile IoT Business.  However, we do not expect a sale of this business or a shutdown of this business to be material to our operations or assets available for distribution to shareholders.

If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our shareholders may be delayed or reduced.

The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by a future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset or line of business, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our shareholders would be delayed or reduced.

The Company’s Board may abandon or delay implementation of the Plan of Liquidation even if it is approved by our shareholders.

The Company’s Board has adopted and approved a Plan of Liquidation for the liquidation of the Company following the closing of the Asset Sale. The Company’s Board has reserved the right, in its reasonable discretion and subject to applicable law, to abandon or delay implementation of the Plan of Liquidation. Following completion of the Asset Sale, we will continue to exist as a public company until we are dissolved. Although the Company Board has no present intention to pursue any alternative to the Plan of Liquidation, the Company Board may conclude either that its fiduciary obligations require it to pursue business opportunities that present themselves or that abandoning the Plan of Liquidation is otherwise in our best interests and the best interests of our shareholders. If the Company Board elects to pursue any alternative to the Plan of Liquidation, the value of our common stock may decline and distributions to our shareholders may be reduced and/or delayed.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each of our shareholders who receives liquidating distributions could be held liable for payment to our creditors of his or her pro rata share of amounts owed to creditors in excess of the contingency reserve, up to the amount actually distributed to such shareholder in the liquidation.

We intend to file a Certificate of Election to Wind Up and Dissolve with the Secretary of State of the State of California and then complete the wind down. We intend to then file a Certificate of Dissolution and such other documents as are necessary with the Secretary of State of the State of California and other government agencies as required to dissolve the Company. Pursuant to California law, we will continue to exist for a minimum of three years after our dissolution becomes effective for the purpose of prosecuting and defending suits against us and enabling us and our subsidiaries to close their business, dispose of their property, discharge their liabilities and distribute any remaining assets to shareholders any remaining assets. If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities in the liquidation or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from our contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the amount of any cash distributions to shareholders. If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, creditors could assert claims against each shareholder receiving a distribution for the payment of any shortfall, up to the amounts previously received by the shareholder in distributions from us. In such event, a shareholder could be required to return part or all of the distributions previously made to such shareholder pursuant to the Plan of Liquidation and could receive nothing from us under the Plan of Liquidation. Moreover, in the event a shareholder has paid taxes on amounts previously received by the shareholder, a repayment of all or a portion of such amount could result in a shareholder incurring a net tax cost if the shareholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. The Company’s Board is not required to obtain a solvency opinion as a condition to authorizing a liquidating distribution and we cannot assure you that the contingency reserve established by us will be adequate to cover all expenses and liabilities.

The tax treatment of any liquidating distributions may vary from shareholder to shareholder, and the discussion in this Form 10-K or with proxy statements filed with the SEC regarding such tax treatment are general in nature. You should consult your own tax advisor instead of relying on the discussions of tax treatment in any of these statements for tax advice.

We have not requested a ruling from the Internal Revenue Service (“IRS”) with respect to the anticipated tax consequences of the liquidation, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences described in this Form 10-K proves to be incorrect, the result could be increased taxation at the corporate and/or shareholder level, thus reducing the benefit to our shareholders and us from the liquidation and distributions. Tax considerations applicable to particular shareholders may vary with and be contingent upon the shareholder’s individual circumstances.

If we decide to use a liquidating trust as permitted by the Plan of Liquidation, interests of our shareholders in such a trust would not be transferable.

The interests of our shareholders in a liquidating trust set up by us under the approved Plan of Liquidation would not be transferable, which could adversely affect your ability to realize the value of such interests. In addition, as shareholders will be deemed for U.S. federal income tax purposes to have received a liquidating distribution from the Company equal to their pro rata share of the value of the net assets transferred to the liquidating trust, the distribution by the Company of non-transferable interests could result in tax liability to the former Company shareholders without such holders being readily able to realize the value of the distributed interests to pay such taxes.

The Company Board may at any time turn management of our liquidation over to a third party, and some or all of our directors may resign from the Company Board at that time.

Our Board of Directors may at any time turn our management over to a third party to complete the liquidation of our remaining assets and distribute the available proceeds to our shareholders, and some or all of our directors may resign from the Company Board at or before that time. If management is turned over to a third party and all of our directors resign, the third party would have sole control over the liquidation process, including the sale or distribution of any remaining assets under the Plan of Liquidation, if approved.

If we fail to retain the services of appropriate personnel, the Plan of Liquidation may not succeed.

The success of the Plan of Liquidation depends in part upon our ability to retain the services of qualified personnel who will be charged with operating the Company following the closing of the Asset Sale until we are able to sell our remaining assets and complete transactions for our remaining business. The retention of qualified personnel may be particularly difficult given that we expect to liquidate the Company, and there can be no assurance that we will be successful in retaining the services of such qualified personnel or that we will be able to retain the services of such qualified personnel for the amounts the Company is willing to pay for such services. Our Compensation Committee is currently reviewing executive officer retention and incentive compensation related to the liquidation but has not approved any such compensation as of the date of the filing of this Form 10-K. In addition, one of our directors is entitled to the acceleration of payment of certain compensation payable in the event the liquidation occurs before the entire amount of the compensation is paid.

We will continue to incur claims, liabilities and expenses that will reduce the amount available for distribution to shareholders.

Claims, liabilities and expenses from operations (such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to close the Asset Sale and wind down operations. These expenses will reduce the amount of assets available for ultimate distribution to shareholders. If we incur obligations, liabilities, expenses and claims in excess of those we currently anticipate, the amount distributed to our shareholders may be lower than we currently estimate.

Our stock transfer books will close on the date we file the Certificate of Dissolution with the Secretary of State of the State of California, after which it will not be possible for shareholders to trade our stock.

We will close our stock transfer books and discontinue recording transfers of our common stock at the close of business on the date we file the Certificate of Dissolution with the Secretary of State of the State of California. Thereafter, certificates or book entry positions representing shares of our common stock will not be assignable or transferable on the Company’s books. The proportionate interests of all of our shareholders will be fixed on the basis of their respective stock holdings at the close of business on the date of filing of the Certificate of Dissolution, and any distributions after such date made by the Company shall be made solely to the shareholders of record at the close of business on the date of filing of the Certificate of Dissolution.

We will continue to incur the expenses of complying with public company reporting requirements.

Following the Asset Sale and through the subsequent liquidation and dissolution, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with these reporting requirements is economically burdensome. Until we are able to deregister our shares and suspend our periodic reporting obligations under the Exchange Act, we will remain a reporting issuer and will incur attendant costs relating to filing such reports with the SEC. We currently intend to file the Certificate of Dissolution with the Secretary of State of the State of California once the Company has been completely wound down without court proceedings. To the extent that we delay filing the Certificate of Dissolution, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses incurred by us in complying with the applicable reporting requirements will reduce the assets available for ultimate distribution to our shareholders.

If we decide to “go dark” our stock price will decline and shareholders may lose access to a viable trading market.

Given the expense and resource demands of being a public company, we may decide to “go dark,” or cease filing periodic report with the SEC. This will result in a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity and value of the Company’s common stock. After we “go dark” our shares may still be quoted in the “Pink Sheets”, an electronic interdealer quotation service, although there can be no assurance of this or that if such quotations begin they will continue for any length of time. The Pink Sheets are not a stock exchange and we do not have the ability to list on, or control whether our shares are quoted on Pink Sheets. Shareholders may still continue to trade our common stock in the OTC market, but liquidity and the value of our common stock would likely be negatively affected.

If we have not accurately assessed the current fair values of our assets and liabilities, we will not be able to realize amounts equal to their balance sheet carrying values.  This may materially affect anticipated future shareholder distributions.

As a result of announcing a future liquidation, Generally Accepted Accounting Principles (GAAP) require that we assess the current fair value of assets and liabilities presented in our financial statements.  These assessments will be tested as we account for actual disposition and winding down transactions.  In some cases, we have relied on third-party valuations.  In others, we apply rules required by GAAP which may or may not result in deriving an accurate approximate realizable value.  Risks are inherent in assessing current value when measured against the outcome of future transactions.  Those risks include the accuracy of:

●	our valuation of our intellectual property, including that purchased by us and that developed by us;
●	our valuation of our existing fixed assets and business units;
●	our valuation of our various classes of finished goods and other inventory;
●	our evaluation of our ability to collect amounts owed to us;
●	the accuracy of the valuation by a third party of a business unit and our reliance thereon;
●

our evaluation of our ability to settle future obligations to third parties, including occupancy rents and leases, equipment leases, installment purchase contracts and contracts related to intellectual property licenses;

●

our evaluation of our existing liabilities associated with employee termination, with particular note taken for the termination costs related to employees of certain other countries and territories, the rules for which we may not have accurately assessed;

●	the cost coincident with the unknown duration of time that assets and liabilities must be held;
●	our assessment of the current state of litigation and potential litigation against us; and
●	our assessment of our tax obligations.

Our assessment of these items requires a substantial amount of judgment. This judgment is exercised by our choice of assumptions from which a wide latitude of likely future outcomes are possible. Among these assumptions are:

●	our assumption related to the timing and amount of future business revenue streams, whether from sale of business units, sale of independent assets, or continuing operations;
●	our assumption related to the duration of the retention of our assets and liabilities with required staffing until disposition;
●	our assumption related to the likelihood of our ability to meet certain contractual requirements;
●	our assumptions regarding the marketability of business units;
●	our assumption regarding the likelihood of outside-party fulfillment of defined and contingent contractual terms;
●	our assumption regarding the timing and transactional costs associated with dispositions and;
●	our ability to affect timely and efficient closing of disposition transactions.

The judgments and the resulting valuations taken therefrom form the basis for our fair value assessment of carrying values on our financial statements. If we fail to accurately assess fair values in our financial statement presentation, the amounts realized from disposition transactions will be different from amounts in the financial statement presentation, and these amounts may differ in a material amount. If such material differences are found to exist, the amount available for distribution to our shareholders will be materially affected.

The US income tax consequences of the disposal of foreign and domestic entities and operations is not presently known.  Income tax expense related to asset disposals could have a substantial effect on the cash flow and our ability to make future distributions to our shareholders.

The financial statement presentation contained herein, as have our historical financial statement presentations, assumes that profits generated by foreign business ventures will continue to be reinvested into each of those ventures.  A liquidation or disposal of those foreign business units for the purpose of making domestic distributions to our shareholders will cause income tax expense effects which are unknown, and unknowable, at this time.  These expenses will have a material effect on our cash flow and our ability to make distributions to our shareholders.

Risks Related to the Asset Sale and the Liquidation

Recently filed litigation could have the effect of delaying or preventing completion of the Plan of Liquidation, and could reduce the amount of cash available for distribution to shareholders in the liquidation.

On March 15, 2018, a complaint captioned Ann Noyes v. Sigma Designs, Inc., et al., Case No. 18-cv-01645-WHO was filed in the United States District Court for the Northern District of California naming as defendants Sigma, certain members of the Company Board and Silicon Labs. This action purports to be a class action brought by a shareholder alleging, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 by filing a materially incomplete and misleading preliminary proxy statement on February 23, 2018.  The complaint seeks, among other things, either to enjoin the proposed transactions or to rescind the transactions or award rescissory damages in the event the transactions are consummated.  An award of rescissory damages could reduce the amount of cash available for distribution to shareholders in any liquidation that Sigma might undertake following the Asset Sale. A second complaint, making similar allegations, captioned David Speiser v. Sigma Designs, Inc., et al., Case No. 18-cv-01670-WHO, was filed in the same court on March 16, 2018. On March 27, 2018, a third complaint, captioned Robert Stein v. Sigma Designs, Inc., et al., Case No. 3:18-cv-1879-JSW, was filed in the same court, making similar allegations regarding the definite proxy statement filed on March 19, 2018.

Current business partners could reject assignment or novation of various agreements to transfer the rights and obligations of the Company to the entities acquiring Company business units or other assets and liabilities.

As part of the divestiture of business units and other assets, licenses, sales contracts, ongoing purchase orders, and other agreements under which the Company currently has rights and obligations are being transferred to the parties purchasing business units and other assets. Acquisition of the rights to continue doing business under certain contracts and other agreements by the purchasers of our business units and other assets may be, in certain instances, contingent upon consent to assignment by the Company’s business partners with whom the contracts or other agreements were made. Likewise, the assumption of liabilities by the acquiring entities may need to be consented to and a release of future liability to the Company may need to be obtained from certain business partners in order to avoid ongoing liability under the contracts or other agreements through which the Company originally accepted that liability.  Failure to obtain the consents and releases necessary to transfer the assets and liabilities to the acquiring entities could result in a need to adjust the amount of reserves held by the Company for liquidation and result in a reduction or delay in distribution of cash to the Company’s shareholders. Resolution of material disputes over the rights of assignment, transfer, or novation of agreements could require litigation or other protracted and expensive processes which could reduce the amount of funds available for distribution to our shareholders and delay such distributions.

Risks Related to Our Business and Our Industry

IF THE PLAN FOR LIQUIDATION AND DISSOLUTION IS NOT COMPLETED IN A TIMELY MANNER AS DISCUSSED ABOVE, THE COMPANY, TO THE EXTENT THAT IT IS ABLE TO CONTINUE OPERATIONS, IF AT ALL, WILL REMAIN SUBJECT TO THE FOLLOWING RISKS.

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

We expect our chipsets to account for a substantial majority of our net revenue for the foreseeable future.  For fiscal 2018, sales of our chipsets represented a substantial amount of our net revenue.  Even if the consumer electronic markets that we target continue to expand, manufacturers of consumer products in these markets may not utilize our chipsets in their products.  The markets for our products are characterized by frequent introduction of new technologies, short product life cycles and significant price competition.  If we or our customers are unable to manage product transitions in a timely and cost effective manner, our net revenue may suffer.  In addition, frequent technological changes and the introduction of next generation products may result in inventory obsolescence which would increase our cost of revenue and adversely affect our operating performance.  If demand for our chipsets declines or fails to grow or we are unable to develop new products to meet our customers’ demand, our net revenue could be harmed.

Our industry is highly competitive and we may not be able to compete effectively in our target markets, which would harm our market share and cause our revenue to decline.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential market participants. Most of our products compete with large semiconductor providers that have substantial experience and expertise in video, audio, multimedia and IoT technology and in selling to consumer equipment providers. Many of these companies have substantially greater engineering, marketing and financial resources. As a result, other market participants may be able to respond more effectively to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of competing technology than are we. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver similar products at a lower price. We also may face competition from newly established market participants, suppliers of products based on new or emerging technologies and customers who choose to develop their own chipsets. Additionally, some of our competitors operate their own fabrication facilities or may have stronger manufacturing partner relationships than we have. We expect our current customers to seek additional suppliers of chipsets for inclusion in their products, which may impact our position in the industry and reduce our market share and net revenue.

If we fail to achieve design wins for our products, we may be unable to recoup our investment in our products which may cause a decline in our revenue and results of operations.

We expend considerable resources in order to achieve design wins for our products, specifically new products and product enhancements. Once a customer designs a chip or chipset into a product, the customer is likely to continue to use the same chip or chipset or enhanced versions of that chip or chipset across a number of successor products for an extended timeframe. Failure to do so may result in significant costs and risks associated with qualifying a new supplier or redesigning the product to incorporate a different chip or chipset. Conversely, if we do not achieve an initial design win in a customer’s qualification process, we may lose the opportunity for significant sales to that same customer for a number of its current and future products. In some cases, even if we achieve a new design win, manufacturers may fail to purchase our products in sufficient volume to recoup our development costs or they may choose at any time to stop purchasing our products. This may cause our revenue and our results of operations to decline.

Our growth strategy depends upon our ability to expand our product portfolio through external collaborations, which, if unsuccessful, may adversely affect our business.

We may continue to explore opportunities to enter into collaboration agreements and external alliances with other companies. Failures by our collaborative partners to meet their contractual, regulatory or other obligations to us, or any disruption in the relationships between ourselves and these partners, could have a material adverse effect on our business. In addition, our collaborative relationships may give rise to disputes regarding each party’s relative rights, obligations and revenues including the ownership of intellectual property and associated rights and obligations. These could result in the loss of intellectual property rights or other intellectual property protections, may delay the development and sale of potential products and may lead to lengthy and expensive litigation or arbitration.

We depend on a limited number of customers and any reduction, delay or cancellation of an order or a payment from a customer or the loss of any customer could cause our revenue to decline.

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

Continuing improvements in technology result in frequently updated solutions and new product introductions, short product life cycles and improvements in product performance characteristics. If we cannot manage the transition to new solutions offerings and their respective products and services in an effective manner, customer demand for our solutions and products could diminish and our profitability could suffer. We are increasingly sourcing new products and transitioning existing products through our contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies and to deliver products faster to better serve our customers. Product transitions present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects. The success of product transitions depends on a number of factors that include the availability of sufficient quantities of components at attractive costs and our ability to sell and manage inventory of older generation products. Failure to properly manage and oversee a product transitions could have a material and adverse effect on our net revenue and results of operations.

If we fail to accurately assess product forecasts from our customers, our financial condition and liquidity could suffer.

We place orders with our suppliers based on forecasts of our customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. When the demand for our customers’ products increases significantly, we may not be able to meet demand on a timely basis and we may need to expend a significant amount of effort and time allocating a limited supply of product and maintaining positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. If one or more of our customers should experience insolvency or illiquidity and fail to obtain sufficient financing to sustain operations, the collectability of a portion of our accounts receivable as well as the salability of any inventory we hold for that customer could be impacted. While we seek to maintain adequate reserves for such risks, there can be no assurance that such reserves will always be adequate. For example, during fiscal 2018, 2017 and 2016, we recorded a provision for excess inventory of $4.9 million, $2.0 million and $3.2 million, respectively. When we have excess or obsolete inventory, the value of our inventory declines which increases our cost of revenue and reduces our liquidity.

The timing of our customer orders and product shipments can adversely affect our operating results and stock price.

Our net revenue and operating results depend upon the volume and timing of customer orders received during any given period and the percentage of each order that we are able to ship and recognize as net revenue during each period. Customers may change their cycle of product orders from us, which would affect the timing of our product shipments. Any failure or delay in the closing of orders expected to occur within a quarterly period, particularly from significant customers, would adversely affect our operating results. Further, to the extent we receive orders late in any given quarter, we may not be able to ship products to fill those orders during the same period in which we received the corresponding order, which could have an adverse impact on our operating results for that period.

If we do not adequately enforce or protect our intellectual property, we may fail to prevent the misappropriation or unauthorized use of our proprietary intellectual property. Enforcement and protection of our intellectual property may be expensive and the cost could result in the loss of our ability to enforce one or more patents.

We rely primarily on patent, copyright, trademark and trade secret laws as well as nondisclosure and confidentiality agreements to protect our proprietary information, technologies and processes including our patent portfolio. Preventing the unauthorized use of our products, technologies and proprietary information is difficult, expensive and time consuming. We cannot be certain that the steps we have taken, or may take in the future, have prevented or will prevent the misappropriation or unauthorized use of our proprietary information particularly in foreign countries where the laws may not protect our proprietary intellectual property as fully or as readily as those of the United States. Further, the laws in certain foreign countries in which our products are or may be manufactured or sold, including certain countries in Asia, may not protect our intellectual property rights to the same extent as the laws in the United States.

We may need to litigate in the United States, China or elsewhere in the world to enforce our contract and/or intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights of others. As a result of any such litigation, we could lose our ability to enforce one or more patents, portions of our license agreements could be determined to be invalid or unenforceable (which may in turn result in other licensees either not complying with their existing license agreements and/or initiating litigation) and/or we could incur substantial unexpected operating costs. Any action we take to enforce our contract or intellectual property rights could be costly and could absorb significant management time and attention which, in turn, could negatively impact our operating results. Further, even a positive resolution to our enforcement efforts may take time to conclude and may reduce our revenues in the period prior to conclusion.

If we fail to obtain intellectual property protection for our technology, our business could be adversely affected.

Patent and other proprietary rights are essential to our business. The success of our business depends to a significant degree on our ability to obtain and enforce patent rights both in the United States and in other countries. We cannot be certain that pending patent applications will result in issued patents, that issued patents will not be challenged by our competitors or that the intellectual rights of third parties will not prevent us from selling our products in our target markets.

Claims by third parties that our technology infringes their intellectual property could adversely affect our business.

Certain third parties have asserted or may assert patent, copyright and other intellectual property rights against our products or products using our technologies or other technologies used in our industry. These claims have resulted and may again result in our involvement in litigation. We may not prevail in such litigation given, among other factors, the complex technical issues and inherent uncertainties in intellectual property litigation. If any of our products or services were found to infringe on another company’s intellectual property rights, we could be subject to an injunction or be required to redesign our products or services which could be costly, be required to license such rights, or be required to pay damages or other compensation to such other company. If we are unable to redesign our products or services, license such intellectual property rights used in our products or services or otherwise distribute our products through a licensed supplier, we could be prohibited from making and selling such products or providing such services. We are contingently liable under certain product sales, services, license and other agreements to indemnify certain customers against certain types of liability and/or damages arising from qualifying claims of patent infringement by products or services sold or provided by us. Reimbursements under indemnification arrangements could have an adverse effect on our results of operations. Furthermore, any such litigation could severely disrupt the supply of our products and the businesses of our chipset customers and their customers which, in turn, may result in a decline in our chipset sales thereby causing a corresponding decline in our chipset revenues. Any claim, regardless of its merit, could be time consuming to address, result in costly litigation, divert the efforts of our technical and management personnel or cause product release or shipment delays, any of which could have an adverse effect on our operating results.

We may continue to be involved in litigation and may have to appear in front of administrative bodies including the United States International Trade Commission. Our involvement in certain litigation proceedings will cause us to defend against patent assertions related to our products by third parties, some of whom are attempting to gain competitive advantage or leverage in licensing negotiations. We may not be successful in such proceedings, and if we are not, the range of possible outcomes is broad and may include, for example, monetary damages, royalty payments and/or an injunction on the sale of certain of our chipset products (and on the sale of our customers’ devices using such products). A negative outcome in any of our existing proceedings or in future proceedings could result in significant costs to us, or may materially and adversely impact our business, results of operations and financial condition.

To remain competitive, we need to continue to transition our chipsets to increasingly smaller sizes while maintaining or increasing functionality and our failure to do so may harm our business.

On a product-by-product basis, we periodically evaluate the benefits of migrating to more advanced technology to reduce the size of our chipsets. The smaller chipset size reduces our production and packaging costs which enables us to be competitive in our pricing. We also continually strive to increase the functionality of our chipsets which is essential to competing effectively in our target markets. The transition to smaller geometries while maintaining or increasing functionality requires us to work with our contractors to modify the manufacturing processes which results in the redesign of existing products. This effort requires considerable development investment and a risk of reduced yields as new processes are brought to acceptable levels of operating and quality efficiency. In the past, we have experienced difficulties in shifting to smaller geometry process technologies and new manufacturing processes which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometries, all of which could harm our relationships with our customers and have a negative impact on our sales.

The average selling prices of semiconductor products have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross margins.

The semiconductor industry in general, and the consumer electronics market that we target specifically, are characterized by intense price competition, frequent introductions of new products and short product life cycles which can result in rapid price erosion in the average selling prices for semiconductor products. A decline in the average selling prices of our products could harm our revenue and gross margins. The willingness of customers to design our chipsets into their products depends, to a significant extent, upon our ability to sell our products at competitive prices. In the past, we have reduced our prices to meet customer requirements and to maintain a competitive advantage. Reductions in our average selling prices to one customer could impact our average selling prices to another or to all customers. If we are unable to reduce our costs sufficiently to offset declines in product selling prices or we are unable to introduce more advanced products with higher margins in a timely manner, we may experience declines in our net revenue and gross margins.

The complexity of our products may result in unforeseen delays and expenses and in undetected defects which could damage our reputation with customers, adversely affect the market acceptance of our new products and result in warranty claims.

Highly complex products such as those that we offer frequently contain defects, particularly when they are first introduced or as new versions are released. Our chipsets contain highly sophisticated silicon technology and complex software. In the past we have experienced, and may in the future may experience, defects in our products both with our chipsets and with the related software products we offer. If any of our products contain defects or have reliability, quality or compatibility problems, our reputation may be damaged and our customers may be reluctant to buy our products which could harm our ability to retain existing customers and attract new customers. In addition, any of these factors could interrupt or delay sales or shipment of our products to our customers. Manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, it could result in unanticipated costs, order cancellations or deferrals and product returns or recalls, and could harm our reputation and cause a decline in our net revenue, our income from operations and our gross margins.

In addition, our agreements with some customers contain warranty provisions which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors in our product reported during the warranty period. Any contractual limitations to our liability may be unenforceable in a particular jurisdiction. Further, since we do not have insurance coverage for any warranty or product liability claim, a successful claim could require us to pay substantial damages. Any such claim against us or a requirement that we participate in a product recall could have adverse effects on our business results.

If our third-party manufacturers do not achieve satisfactory yields or quality, our relationships with our customers and our reputation may be harmed which could affect our operating results and financial performance.

The fabrication of our chips and chipsets is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be stopped or suspended. Although we work closely with our third-party manufacturers to minimize the likelihood of reduced manufacturing yields, from time to time their facilities have experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand. Many of these problems are difficult to detect at the early stage of the manufacturing process and may be time consuming and expensive to correct. Poor yields from wafer foundries, defects, integration issues or other performance problems in our products may cause us to experience significant issues in customer relations or force us to sell our products at lower gross margins thereby harming our financial results.

Recent regulations related to conflict-free minerals may force us to incur additional expenses which may negatively impact our financial results and decrease our cash balance.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC requires companies to disclose the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. We have incurred additional expenses in our efforts to comply with these recent regulations; such expenses may become more significant in the future, which could negatively impact our financial results. In response to this regulation, we evaluate our use of minerals and derivative metals on an annual basis, the most recent of which was filed with the SEC on the specialized disclosure report on Form SD on June 1, 2017 concluding that our supply chain is conflict free undeterminable. We believe we are in full compliance with the disclosure requirements as stated within the aforementioned regulation.

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

Our business is highly dependent on developing sectors of the consumer electronics market, including the IoT Devices markets. The consumer electronics market is highly competitive and is characterized by, among other things, frequent introductions of new products and short product life cycles. The consumer electronics market may also be negatively impacted by a slowdown in overall consumer spending. The worldwide economies generally, and consumer spending specifically, have exhibited significant volatility which has negatively impacted our target markets. If our target markets do not grow as rapidly or to the extent we anticipate, our business could suffer. We expect the majority of our revenue for the foreseeable future to come from the sale of our chipsets for use in emerging consumer applications. Our ability to sustain and increase revenue is in large part dependent on the continued growth of these rapidly evolving market sectors whose future is largely uncertain. Many factors could impede or interfere with the expansion of these consumer market sectors, including consumer demand, general economic conditions and other competing consumer electronic products, delays in the deployment of telecommunications video services and insufficient interest in new technology innovations. In addition, if market acceptance of the consumer products that utilize our products does not occur as expected, our business could be harmed.

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly, which could adversely impact the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventory and accelerated erosion of prices. These factors have caused, and could cause, substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints which may impact our ability to ship products. Accordingly, our operating results have varied and may vary significantly as a result of the general conditions in the semiconductor industry, which may cause our stock price to decline.

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

As a global company, we are subject to taxation in The Netherlands, Israel, Singapore, the United States and various other countries and states.  Significant judgment is required to determine and estimate worldwide tax liabilities.  Any significant change in our future effective tax rates could adversely impact our consolidated financial position, results of operations and cash flows.  Our future effective tax rates may be adversely affected by a number of factors including:

●	changes in tax laws in the countries in which we operate or changes in the interpretation of such tax laws;

●	changes in the valuation of our deferred tax assets and liabilities including the effect of foreign exchange rate fluctuations relative to the US Dollar;

●	increases in expenses not deductible for tax purposes including write-offs of acquired developed technology and impairment of goodwill in connection with acquisitions;

●	changes in stock-based compensation expense;

●	changes in generally accepted accounting principles;

●	our ability to use our tax attributes such as research and development tax credits and net operating losses of acquired companies to the fullest extent; and

●	changes in the future effectiveness of accrued tax benefits in the context of our announced liquidation.

We anticipate that a portion of our consolidated pre-tax income will continue to be subject to foreign tax at relatively lower tax rates when compared to the United States’ federal statutory tax rate. Our future effective income tax rates could be adversely affected if tax authorities challenge our international tax structure or if the relative mix of United States and international net income or net losses changes for any reason. Accordingly, there can be no assurance that our overall income tax rate will continue to be less than the United States federal statutory rate.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating net revenue.

Because our products are based on constantly evolving technologies, we have experienced a lengthy sales cycle for some of our chipsets.  After we have qualified a product with a customer, the customer will undergo testing and evaluation of our product with its service provider prior to completing its design of equipment incorporating our product.  Our customers and the telecommunications carriers our customers serve may need approximately three months to a year to test, evaluate and adopt our product and an additional three to nine months to begin volume production of equipment that incorporates our product.  Our complete sales cycle typically ranges from nine to eighteen months, but may be longer.  As a result, we may experience a significant delay between the time we increase expenditures for research and development, inventory and sales and marketing efforts and the time we generate net revenue, if any, from these expenditures.  In addition, because we do not have long-term commitments from our customers, we must repeat our sales process on a continual basis even for current customers seeking to purchase new product.  As a result, our business could be harmed if a customer reduces or delays its orders, chooses not to release products incorporating our chipsets or elects not to purchase a new product or product enhancements from us based upon a lengthy test cycle.

The complexity of our international operations may increase our operating expenses and disrupt our business.

We are a global company that transacts business worldwide. For example, we derive a substantial portion of our net revenue from our customers outside of North America.  For fiscal 2018, we derived 89% of our revenue from customers outside of North America.  We also have supported significant international operations, including research and development facilities in Shanghai, Vietnam, Singapore, Israel, France and The Netherlands; sales and research and development facilities in Taiwan Israel and Denmark; and sales and sales support facilities in South Korea, Japan and Shenzhen.

As a result of our international business, we are affected by economic, regulatory and political conditions in foreign countries, including the imposition of government controls, changes or limitations in trade protection laws, unfavorable changes in tax treaties or laws, varying statutory equity requirements, difficulties in collecting receivables and enforcing contracts, natural disasters, labor unrest, earnings expatriation restrictions, misappropriation of intellectual property, changes in import/export regulations, tariffs and freight rates, economic instability, public health crises, acts of terrorism and continued unrest in many regions and other factors which could have a material impact on our international revenue and operations. Specifically, we may experience reduced intellectual property protection in some countries.

Our results of operations could also be adversely affected by exchange rate fluctuations which could increase the sales price of our products in local currencies in international markets.  Overseas sales and purchases to date have been denominated in U.S. dollars.  We do not hedge such exposures.  See “Foreign currency exchange rate sensitivity” under Part II Item 7A and “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K.  Moreover, local laws and customs in many countries differ significantly from those in the United States.  We also face challenges in staffing and managing our global operations.  If we are unable to manage the complexity of our global operations successfully, our financial performance and operating results could suffer.

Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.

Large portions of our products are sold outside of the United States and are denominated in U.S. Dollars. As a result, sales may weaken if the U.S. Dollar strengthens against foreign currencies, effectively increasing the cost of our products for our international customers. Our international expenses are derived from operations in foreign currencies and these expenses could be affected by currency fluctuations including amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Currency exchange rate fluctuations could also disrupt the business of our overseas ODM and OEM customers by making their purchases of materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

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

Uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect demand for our products. Consequently, demand for our products could be different from our expectations due to factors including:

●	changes in business and economic conditions, including conditions in the credit market that could negatively affect consumer confidence;

●	customer acceptance of our products and those of our competitors;

●	changes in customer order patterns including order cancellations;

●	reductions in the level of inventory our customers are willing to hold; and

●	customer reaction to our announced intent to liquidate.

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

We are a fabless semiconductor company and do not own or operate a fabrication or manufacturing facility. We depend on independent manufacturers, each of whom is a third-party manufacturer for numerous companies, to manufacture, assemble and test our products. We currently rely on Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and Global Foundries (“GF”) to produce a majority of all of our chipsets. We rely on Advanced Semiconductor Engineering, Inc. (“ASE”) to assemble, package and test substantially all of our products. On short notice, these third-party manufacturers may allocate capacity to the production of other companies’ products while reducing product deliveries or the provision of services to us or they may increase the prices of the products and services they provide to us. In particular, other clients that are larger and better financed or that have long-term agreements with ASE, TSMC or GF may cause any or all of them to reallocate capacity to those clients thereby decreasing the capacity available to us.

If we fail to effectively manage our relationships with the third-party manufacturers, if we are unable to secure sufficient capacity at our third-party manufacturers’ facilities or if any of them should experience delays, disruptions, technical or quality control problems in their manufacturing operations, our ability to ship products to our customers could be delayed. Further, if we were required to change or add additional third-party manufacturers or contract manufacturing sites, our relationships with our customers could be harmed and our market share and operating results would suffer. If our third-party manufacturers’ pricing increases and we are unable to pass along such increases to our customers, our operating results could be adversely affected. The addition of manufacturing locations or third-party subcontractors would increase the complexity of our supply chain management. Moreover, all of our product manufacturing, assembly and packaging is performed in Asian countries and is therefore subject to risks associated with doing business in these countries discussed herein. Each of these factors could harm our business and negatively impact financial results.

In the event we seek or are required to use a new manufacturer to fabricate or to assemble and test all or a portion of our chipset products, we may not be able to bring new manufacturers on-line rapidly enough, which could damage our relationships with our customers, decrease our sales and limit our growth.

We use two main wafer foundries, and to a lesser extent one additional foundry, to manufacture a substantial majority of our products. Moreover, we use a single source to assemble and test substantially all of our products. This practice exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event our third-party manufacturers are unable to supply us with our chipset requirements. Particularly, during times when semiconductor capacity is limited or in the event that our current foundry were to stop producing wafers for us altogether, we may seek and we may be required to qualify one or more additional wafer foundries to meet our requirements. This may be time consuming and costly. In order to bring any new foundries on-line, we would need to qualify their facilities, which could take several months. Once qualified, each new foundry would then require an additional number of months to begin producing chipsets to meet our needs at which point our perceived need for additional capacity may have passed or the opportunities we have previously identified may be lost to our competitors. Similarly, qualifying a new provider of assembly, packaging and testing services would be a lengthy and costly process and, in both cases, could prove to be less reliable than utilizing our existing manufacturers. If we switch to a new third-party manufacturer, we may experience increased costs and expenses as well as significant delays in the delivery of our products to customers.

We may not be able to effectively manage our growth or develop our financial and managerial reporting systems, or we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

In order to continue managing operations in a most efficient manner, we must continue to improve our operational, engineering, accounting and financial systems and procedures, our internal controls and our other internal management systems. This may require substantial managerial and financial resources and our efforts may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage and adapt our management systems to improve our operational, financial and management information, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

Our ability to develop, market and sell products could be harmed if we are unable to retain or hire key personnel.

We recognize that our success depends upon our ability to recruit and retain the services of key executive, engineering, finance and accounting, sales, marketing and support personnel.  The supply of highly qualified individuals, in particular engineers in very specialized technical areas and sales people specializing in the semiconductor industry, is limited and competition for such individuals is intense. As part of our restructuring efforts in the past several fiscal years and this year, and currently with our intended liquidation, we terminated a significant number of employees. Our remaining employees, many of whom are highly qualified engineers, may be discomforted by these actions and may choose to seek alternative employment opportunities. The majority of our officers and key employees are not bound by an employment agreement for any specific term.  The loss of the services of any of our key employees, the inability to attract or retain key personnel in the future or delays in hiring required personnel to fill existing vacancies, particularly engineers and sales personnel, and the complexity and time involved in hiring and training new employees could delay the development and introduction of new products and negatively impact our ability to market, sell or support our existing products.

Our ability to retain or hire key personnel is jeopardized by our announced intent to liquidate.

With the announcement of an intent to liquidate the Company, our vital highly-qualified employees may seek opportunities with other companies.  Current conditions exist which make it difficult and costly to obtain and retain the sufficient operational, management and administrative staffing levels needed to effectively and efficiently maintain Company operations.  This could adversely affect our future profitability and cash flow.

Litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our attention and resources.

Securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Companies in the semiconductor industry are particularly vulnerable to this kind of litigation due to the high volatility of stock prices.  We are currently a party to several purported class action lawsuits related to the Asset Sale.  In the future, we may be a party to additional securities litigation. Our current lawsuits and any future lawsuits to which we may become a party will likely be expensive and time consuming to investigate, defend and resolve. Such costs, which include investigation and defense, the diversion of our attention and resources and any losses resulting from these claims could significantly increase our expenses and adversely affect our profitability and cash flow.

Our business is subject to seasonality, which may cause our revenue to fluctuate.

Our business is subject to seasonality as a result of our target markets which historically peaks in the third quarter. We sell a number of our semiconductor products to our customers who manufacture products for the consumer electronics market. Our customers who manufacture products for the consumer electronics market typically experience seasonality in the sales of their products which in turn may affect the timing and volume of orders for our chipsets. We expect to experience lower sales in our first and fourth fiscal quarters and higher sales in our second and third quarters as a result of the seasonality of demand associated with the consumer electronics markets. As a result of the potential seasonality in our business, our operating results may vary significantly from quarter to quarter.

With the post year-end sale of our Media Connectivity business unit, the income tax benefits in Israel to which we are currently entitled from our approved enterprise program may be reduced or eliminated by the Israeli government and we may be required to satisfy certain specified conditions including the repayment of previously claimed grants and tax benefits.

The Investment Center of the Ministry of Industry, Trade and Labor has granted “approved and/or beneficiary enterprise” status to certain product development programs at our facility in Tel Aviv. Commencing calendar year 2014, Sigma Designs Israel’s taxable income from the approved and beneficiary enterprise program was subject to a reduced tax rate for eight years, depending on the percentage of Sigma Designs Israel’s share capital held by non-Israelis. Our approved and beneficiary programs and the resulting tax benefits may not continue in the future at their current levels or at any level. In addition, we have disposed of our operations in Israel subsequent to year end.

The termination or reduction of these tax benefits would likely increase our tax liability. Additionally, the benefits available to an approved and beneficiary enterprise program are dependent upon the fulfillment of conditions stipulated under applicable law and in the certificate of approval. If our disposition after year-end causes our failure to satisfy these conditions in whole or in part, we may be required to pay additional taxes for the periods in which we benefited from the tax exemption or reduced tax rates. The amount by which Israel may demand a repayment consists of difference between the then applicable tax rate otherwise imposed for non-approved enterprises and the rate of tax that we previously paid as an approved enterprise.  These amounts will be determined and settled in future periods and may have an effect on our profitability and cash flows.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing and adversely affect our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K.  Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  Our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2018 and concluded that our internal control over financial reporting was effective.  Although we routinely review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, a failure to maintain adequate internal controls over financial reporting could result in an adverse reaction in the financial marketplace and to a loss of investor confidence in the reliability of our financial statements, which could negatively impact our stock price.

Our headquarters, certain of our other facilities, and some of our suppliers and third-party manufacturers are vulnerable to natural disasters and health epidemics.  Our suppliers, manufacturers and we may face earthquakes, tsunamis, floods or other types of natural disasters as well as suffer the effects of health pandemics, which could cause resource shortages and production delays, which in turn may disrupt and harm our business, results of operations and financial condition.

We are headquartered in the San Francisco Bay Area, have a research and development and sales office in Japan and outsource most of our manufacturing to Taiwan.  Each of these areas is an active earthquake zone, and certain of our suppliers and third-party manufacturers conduct operations in the same regions or in other locations that are susceptible to natural disasters as well as be subject of the outbreak of viruses such as swine flu, SARS, avian flu or any similar pandemics.  The occurrence of these or localized extended outages of critical utilities or transportation systems may affect us, our suppliers or our third-party manufacturers and could cause a significant interruption in our production, our business or those of our suppliers and cause us to incur significant costs or result in limitations on the availability of our raw materials, any of which could harm our business, financial condition and results of operations.

We rely significantly on information technology to operate our business and any failure, inadequacy, breach, interruption or security failure of that technology or any misappropriation of any data could harm our reputation or our ability to operate our business.

We rely on our information technology systems and networks, including the Internet and third-party hosted services (“information technology systems”), for product design, production, forecasting, ordering, manufacturing, transportation, and sales, as well as for processing financial information for external and internal reporting purposes. The failure of these systems to operate effectively, any problems with transitioning to upgraded or replacement systems, or any breach in security of these systems could cause interruptions in and reduced efficiency of our operations, could require significant resources to remediate the problem, and may have an adverse effect on our reputation, results of operations and financial condition.

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

In addition, any breach of our network by data thieves or hackers may result in the loss of valuable business data, the loss of our customers’ or employees’ personal information or result a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or potential lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect our business and personal data. An inability to maintain compliance with these regulatory standards could subject us to legal risks.

Risks Related to Our Common Stock

Our stock price may not accurately reflect an eventual liquidated value of our Company.

We have announced the intent to liquidate our Company.  Therefore, the market value of our common stock represents an investor evaluation of the liquidation value of our Company and the anticipated amount of distributions we may make to our shareholders in connection with the plan of liquidation.  This investor evaluation is based upon our public comments, our published financial statements and other factors with which the investor community considers in assessing the market price of a stock.  We may face unforeseen claims and liabilities as we continue to proceed with our liquidation plans.  These claims and liabilities could result in an unanticipated reduction in the cash we have available to distribute to our shareholders.  As we update our progress in the liquidation and any other public announcements about the Asset Sale, the liquidation or our business that remains, our stock price may significantly decrease and may be subject to volatility.  As a result, the current stock price may not be reflective of the amount of cash we ultimately distribute to our shareholders.  In addition, if we are unable to complete the Asset Sale and the plan of liquidation, our current stock price may not reflect the value of our ongoing business.

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

Some or all of these factors may be augmented as a result of our announced intention to complete the Asset Sale, liquidate the company and attempt to divest or shutdown our remaining businesses.  In addition, the market prices of securities of semiconductor and other technology companies have been, and continue to remain, volatile.  This volatility has significantly impacted the market price of securities of many technology companies. Accordingly, shareholders may not be able to resell their shares of common stock at or above the price paid.

Our stock price has demonstrated continued volatility in the stock market and our operating performance may cause further fluctuations in our stock price.

The market for our common stock has been subject to significant volatility which is expected to continue.  For example, during the fiscal year ended February 3, 2018, the closing sale price per share of our common stock on the Nasdaq Global Market ranged from a low of $5.50 on April 7, 2017 to a high of $7.00 on January 23, 2018.  This volatility may be related or proportionate to our operating performance.  The volatility specifically in January 2018 may relate to the announcement of our planned liquidation. Our operating performance as well as general economic and market conditions, and our future actions and cash distributions related to our planned liquidation could cause the market price of our common stock to decline.

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

Provisions in our organizational documents and California law could delay or prevent a change in control of Sigma that our shareholders may otherwise consider favorable.

Our articles of incorporation and bylaws contain provisions that could limit the price that investors may be willing to pay in the future for shares of our common stock.  Our Board of Directors can authorize the issuance of preferred stock that can be created and issued by our Board of Directors without prior shareholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock.  The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we issue in the future.  The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control and could adversely impact the voting power of certain shares.  In addition, provisions of California law may make it more difficult for a third party to acquire a majority of our outstanding voting stock without our approval and would thereby discourage a hostile bid or delay or deter a merger, acquisition or tender offer in which our shareholders could receive a premium for their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of February 3, 2018, we lease an approximately 43,000 square foot facility in Fremont, California that is used as our corporate headquarters. The lease on this facility carries a term of 81 calendar months commencing on January 1, 2015, for which payments began in October 2015. We also lease an approximately 24,000 square foot facility in Tel-Aviv, Israel that is used for our Israel-based operations which were divested along with the lease obligation subsequent to February 3, 2018.  We also lease facilities for sales and sales support in South Korea, Japan, and Shenzhen.  Additionally, we lease facilities for research and development in Shanghai, Vietnam, Singapore, France and The Netherlands, and facilities for sales and research and development in Taiwan and Denmark.

During the fourth quarter of fiscal 2018, we commenced the closure of several facilities in Europe and Asia.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to this item may be found in Footnote 12- Commitments and contingencies in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Global Select under the trading symbol “SIGM.”  The following table sets forth the high and low sales prices per share of our common stock for each quarter in the last two fiscal years.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low

First fiscal quarter	$6.50	$5.50	$8.14	$5.41
Second fiscal quarter	$6.70	$5.65	$7.58	$5.92
Third fiscal quarter	$6.55	$5.80	$8.60	$6.53
Fourth fiscal quarter	$7.00	$5.55	$8.35	$5.20

As of April 19, 2018, we had approximately 109 shareholders of record of our common stock.

To date, we have not paid cash dividends on our common stock.  However, if we consummate the Asset Sale, and subject to approval by the shareholders, we intend to implement a plan of liquidation (“Plan of Liquidation”).  After we initiate this Plan of Liquidation, we plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the proposed sale of our Z-Wave Business to Silicon Labs, subject to a contingency reserve for costs and liabilities. The amount and timing of the distributions to shareholders will be determined by the Company’s Board of Directors in its discretion, subject to the provisions of the Plan of Liquidation. The Company Board currently anticipates that the amount of aggregate distributions to shareholders following the Asset Sale will be between $235 million and $255 million or $5.95 to $6.46 per share based on 39,499,507 shares outstanding as of February 26, 2018. The amount ultimately distributed to shareholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to shareholders, even if all of our remaining assets are sold, because there are many factors, some of which are outside of our control, which could affect the timing of such distributions. Only shareholders of record as of the record date for a distribution as determined by the Company Board will be entitled to receive that distribution. If you are not a shareholder of record as of the record date for a distribution as determined by the Company Board, you will not be entitled to receive that distribution.

For information about securities authorized for issuance under our equity compensation plans, please refer to ITEM 12 of PART III of this Form 10-K and Footnote 14 – Equity incentive plans and employee benefits in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K.

Stock Performance Graph

The following graph shows the value of a $100 cash investment on the last business day of fiscal year 2013 in (i) our common stock, (ii) the Nasdaq Composite Index, and (iii) the Nasdaq Electronic Components Index.  All values assume reinvestments of all dividends, if any, and are calculated as of the last day of each of our fiscal years.  Note that historic stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data (presented in thousands, except per share amounts) should be read in conjunction with our consolidated financial statements, the notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The consolidated statements of operations data for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, and the consolidated balance sheets data as of February 3, 2018, and January 28, 2017 have been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in ITEM 8 of this Annual Report on Form 10-K.  The consolidated statements of operations data for the years ended January 31, 2015 and February 1, 2014 and the consolidated balance sheets data as of January 30, 2016, January 31, 2015, and February 1, 2014 are derived from audited consolidated financial statements which are not included herein.

No inference from this selected consolidated financial data should be made of future results of operations. As the Company has announced an intent to liquidate in the near term, future results of operations similar to past performance will, with certainty, not be achieved.

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015*	February 1, 2014*

Consolidated Statements of Operations Data:
Net Revenue	$65,905	$134,407	$125,751	$188,313	$199,193
Loss from operations	$(117,348)	$(27,095)	$(25,924)	$(17,877)	$(9,572)
Net (loss) income	$(120,041)	$(18,315)	$158	$(21,701)	$(11,049)
Basic net (loss) income per share	$(3.12)	$(0.49)	$0.00	$(0.63)	$(0.32)
Diluted net (loss) income per share	$(3.12)	$(0.49)	$0.00	$(0.63)	$(0.32)
*Presented without consideration to assets held for sale

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016*	January 31, 2015*	February 1, 2014*

Consolidated Balance Sheets Data:
Working capital	$42,990	$97,569	$92,478	$98,326	$91,870
Total assets	$96,097	$201,807	$216,669	$205,333	$215,775
Other long-term obligations	$3,153	$6,218	$4,023	$2,822	$7,058
Total shareholders' equity	$40,120	$143,546	$152,805	$143,290	$158,391
*Presented without consideration to assets held for sale

The following table presents details of the stock-based compensation expense, excluding tender offer payments associated with the adjustments to measurement dates for option grants that is included in the consolidated statements of operations data above:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014

Cost of revenue	$218	$294	$227	$190	$267
Research and development	2,547	3,452	3,241	3,147	3,381
Sales and marketing	978	1,197	1,151	979	1,275
General and administrative	1,675	1,562	1,940	1,963	1,891
Total stock-based compensation	$5,418	$6,505	$6,559	$6,279	$6,814

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes in this Form 10-K.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to: statements about our capital resources and needs including the adequacy of our current cash reserves; anticipated seasonality associated with our IoT Devices target markets; any expectations related to the integration of or impact on our product offerings as a result of our acquisition of Bretelon; our expectations that our gross margin will vary from period to period; and any representation that our balance sheet valuation of assets and liabilities can or will be realized in any future liquidation. These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part I, Item 1A “Risk Factors” in this Form 10-K as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Strategic transactions and planned liquidation

On December 7, 2017, the Company entered into an Agreement and Plan of Merger (the “Asset Sale Agreement”) by and among the Company, Silicon Labs and Sequin Merger Subsidiary, Inc. (“Merger Sub”).  The parties had contemplated that Silicon Labs would acquire the Company pursuant to a merger of Merger Sub with and into the Company (the “Merger”) if the Company was able to satisfy certain conditions, including the sale or shut down of the Company’s Smart TV and Set-Top Box business units (the “TV Business” and its sale or shut down, the “TV Divestiture”) and the amendment or termination of certain contracts pursuant to the Asset Sale Agreement. These conditions were not satisfied and, accordingly, the parties proceeded with the Asset Sale (as defined below) in lieu of the Merger.

Pursuant to the terms of the Asset Sale Agreement, the Company was to sell to Silicon Labs all of the assets which relate to the Company’s two-way wireless technology designed and optimized specifically for smart home applications and the Internet of Things (“Z-Wave”), including all of the equity interest in certain of the Company’s subsidiaries that are primarily engaged in the Z-Wave business, and Silicon Labs was to assume all of the Company’s liabilities related to the Z-Wave business (the “Z-Wave Business”), for $240 million in cash, payable at the closing (the “Asset Sale”). The Asset Sale was completed on April 18, 2018.

On February 15, 2018, the Company closed the sale of its business that offers a range of home networking solutions, including G.hn, HomePlug and HPNA technologies (the “Media Connectivity business unit”) for $23.5 million, net of holdback amounts. After taxes, the Company received gross proceeds from the sale of the Media Connectivity business unit of approximately $23.4 million.  On March 30, 2018, the Company closed the sale of its Smart TV and Set-top Box businesses (the “Multimedia business unit”) for $5.3 million.  As a result of these divestitures including the Asset Sale, the Company’s sole remaining business is its mobile Internet of Things business (the “Mobile IoT business unit”).

The Company intends to implement a plan of liquidation (the “Plan of Liquidation”).  The Company intends to negotiate and consummate the sale of all of its Mobile IoT business unit, pay, or make adequate provision for the payment of, all obligations and claims against the Company (including the provision for payment of contingent or unknown claims), wind down its affairs, and distribute its remaining assets to its shareholders The Company does not yet know if it will be successful in divesting its Mobile IoT Business.  However, the Company does not expect a sale of this business or a shutdown of this business to be material to its operations or assets available for distribution to shareholders.  The Company intends to file a Certificate of Election with the Secretary of State of the State of California.  After this filing, it will cease all business activities except and insofar as necessary, appropriate or desirable for liquidation of its remaining assets and for the winding down of the Company.

The Company plans to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the Asset Sale, subject to a contingency reserve for costs and liabilities, after the filing of a Certificate of Election with the Secretary of State of the State of California. The amount and timing of the distributions to shareholders will be determined by the Board of Directors of the Company (the “Company Board”) in its discretion, subject to the provisions of the Plan of Liquidation. The Company Board currently anticipates that the amount of aggregate distributions to shareholders following the Asset Sale will be between $235 million and $255 million or $5.95 to $6.46 per share based on 39,499,507 shares outstanding as of February 26, 2018. The amount ultimately distributed to shareholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to shareholders, even if all of the Company’s remaining assets are sold, because there are many factors, some of which are outside of the Company’s control, which could affect the timing of such distributions. Only shareholders of record as of the record date for a distribution as determined by the Company Board will be entitled to receive that distribution. If you are not a shareholder of record as of the record date for a distribution as determined by the Company Board, you will not be entitled to receive that distribution.

The following is a description of the historical nature of the Company, materially accurate in all respects for the past fiscal year and is intended to provide information relevant to understanding the Company’s financial results and its business for the fiscal year ended February 3, 2018 and prior comparative periods.  The financial statements presented in this Annual Report differ from those presented historically as to form regarding the classification of accounts associated with assets determined to be held for sale as of February 3, 2018, specifically the Z-Wave business unit and the subsequent event transaction with Integrated Silicon Solution (Cayman), Inc. (“ISSI”).  Refer to Footnote 9 – Discontinued operations and in Footnote 20 – Subsequent events in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K for additional detail regarding these transactions and their impact on the Company’s business and operations.

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

We are organized as, and operate in, one reportable segment. Starting with the first quarter of fiscal 2017, we combined certain previously reported target markets commensurate with changes taking effect in our industry as a whole. Specifically, we combined the Smart TV, Media Connectivity and Set-top Box markets into one target market, which we refer to as the Connected Smart TV Platforms target market. This target market includes all of our products sold into or supporting the digital television experience including products designed for video-post processing, delivering of IP streaming video, audio, VoIP, or data and the equipment intended to connect these various home entertainment products.

We have historically operated under the belief that the Smart TV, Set-top Box and Media Connectivity products complement their respective value propositions to the markets into which we sell. This combination is intended to present this value proposition as a holistic solution or platform for the anticipated convergence of IP-video, audio and data delivery across any device within the connected home. All previously reported amounts in prior periods have been adjusted retrospectively to reflect our target market changes. Our IoT Devices market product categorizations remain unchanged, and beginning in the fourth quarter of fiscal 2016 includes amounts from our acquisition of Bretelon.

Connected Smart TV Platforms Market

The Connected Smart TV Platforms market (reported before fiscal 2017 as three separate target markets of Smart TV, Media Connectivity and Set-top Box) consists of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity.  We served this market with our media processor chips, dedicated post-processing products and home networking controllers.  On February 15, 2018, we closed the sale of our Media Connectivity Business for $23.5 million, net of holdback amounts. On March 30, 2018, we closed the sale of our Multimedia Business for $5.3 million.  As a result, we are no longer operating our Connected Smart TV Platforms business.

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

Critical accounting policies and estimates

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of consolidated financial statements and related disclosures requires us to make judgments that affect the reported amounts and disclosures of the assets and liabilities at the date of the consolidated financial statements and also revenue and expenses during the period reported.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, fair value assessments, litigation and other loss contingencies. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances.  These estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from what we anticipate and different assumptions or estimates about the future could change our reported results.  We believe the critical accounting policies as disclosed in Footnote 1 – Organization and summary of significant accounting policies in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements.

Restructuring charges:  On March 24, 2017, the Board of Directors approved a restructuring plan (the “Fiscal 2018 Plan”) in order to realign resources with our key priority areas centered on the IoT market. Our restructuring plan targeted reductions in labor costs through reduction in headcount and closing a facility in Germany. These headcount reductions and related severance costs coincident with the Fiscal 2018 Plan occurred primarily within the Connected Smart TV Platforms market.  Additionally, as part of the Fiscal 2018 Plan, we incurred charges for impairment of certain Purchased IP assets which are accounted for separately as impairment charges.

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the consolidated statements of operations. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2018, 2017 and 2016, we recorded restructuring charges of $9.3 million, zero and less than $0.1 million, respectively.

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

In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales returns, discounts and bad debt was $2.0 million and $1.6 million at February 3, 2018 and January 28, 2017, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if future product returns increased, additional allowances may be required.

Inventory: Inventory consists of wafers and other purchased materials, work in process and finished goods and is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or net realizable value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.

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

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $4.9 million, $2.0 million and $3.2 million to cost of revenue for fiscal 2018, 2017 and 2016, respectively. We have sold through $0.5 million, $0.3 million and $0.9 million  of inventory that we had previously recorded as excess and obsolete in fiscal 2018, 2017 and 2016, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Warranty: Our products typically carry a one-year limited warranty that products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized, based on historical activity and additionally for any specific known product warranty issues. Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities in the consolidated balance sheets. Although we engage in extensive product quality programs and processes, our warranty obligation has been and in the future may be affected by product failure rates, product recalls, repair or replacement costs and additional development costs incurred in correcting any product failure. Should actual costs differ from our initial estimates, we record the difference in the period they are identified. Actual claims are charged against the warranty reserve.

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

Impairment assessment of assets and asset groups: We test long-lived assets, including purchased intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  One such indicator defined in accounting guidance, “a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life” is met with the announced intent for the Company to liquidate.  Along with such stated intent, it is management’s assessment that it is more likely than not that the liquidation will occur.  Therefore, indicators of impairment exist for the entire Company.

Separately, we must segregate and similarly test whether the carrying value of “assets held for sale” are recoverable.  As of February 3, 2018, we concluded that the Z-Wave and the Media Connectivity business units both met the test for “assets held for sale”.  See Footnote 9 – Discontinued Operations in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K.

We first determined whether the carrying value of an asset or asset group is recoverable based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, economic market conditions and a determination of appropriate market comparables and expected realizable value.  We base our fair value estimates on assumptions we believe to be reasonable at that time, however, actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment.

We have relied on three other methods to determine fair value of our business units. For our Z-Wave, Media Connectivity, Smart TV and Set-top Box business units, we have actual subsequent year-end disposition transactions which evidence fair value as of year-end. For our Mobile IoT business unit, we applied judgment and methodology consistent with US GAAP supported by consultation with a third-party valuation firm to prepare a discounted cash flow analysis.

For the fiscal year ended February 3, 2018 we determined that the carrying value of certain of our software, equipment and leasehold improvements and certain of our Purchased IP was not recoverable. Additionally, we determined that the full carrying value of our Mobile IoT business unit was not recoverable. See Footnote 11 – Impairments in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K.

Impairment of goodwill:

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

The first step of the two-step process requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill. If the carrying amount of goodwill within a disposal group is greater than its fair value, we perform the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the affected group’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

For the fiscal year ended February 3, 2018, we determined that the full carrying value of goodwill in our Mobile IoT business unit was not recoverable. See Footnote 10 – Goodwill in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K.

Revenue recognition: We derive our revenue primarily from product sales which comprised approximately 97%, 97% and 99% of total net revenue during fiscal 2018, 2017, and 2016, respectively.  Our products, which we refer to as chipsets, consist of highly integrated chips and embedded software that enables real-time processing of digital video and audio content; and in the case of our IoT Devices, establishes a mesh network protocol that provides an interoperable platform for automation and monitoring solutions, all of which we refer to as embedded software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in the agreements, and other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and recognize the revenue when the right of return expires. We also accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Footnote 5 – Supplemental financial information in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K for a full discussion.

On occasion, we derive revenue from the license of our internally developed intellectual property (“IP”). IP licensing agreements that we enter generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price ("ESP"), if third party evidence ("TPE") or vendor specific objective evidence ("VSOE") does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

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

We derive a portion of our revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. Membership fees vary based on level and are generally billed on an annual basis with no obligation to renew. Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the administrative costs and membership services. Membership revenue was approximately $2.2 million, $1.9 million and $1.9 million during fiscal 2018, 2017 and 2016, respectively.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue at February 3, 2018 was $0.4 million and at January 28, 2017 was $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheets.

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

Stock-based compensation:  We have stock incentive plans in effect under which incentive stock options, restricted stock units, restricted stock awards and non-qualified stock options have been granted to employees and members of the Board of Directors. We also had an employee stock purchase plan for all eligible employees. We measure and recognize compensation expense for all stock-based payment awards made to employees based on the closing fair market value of the Company’s common stock on the date of grant.  Stock option awards are measured using the Black-Scholes-Merton option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a ratable basis over the requisite service period for time-based awards and on a graded basis for performance-based awards in our consolidated statements of operations.  We account for forfeitures as they occur. We recognize excess tax benefits or deficiencies from stock-based compensation in the consolidated statements of operations as a component of the provision for income taxes. Additional information regarding stock-based compensation can be found in Footnote 14 – Equity incentive plans and employee benefits in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K.

Results of operations

The following table is derived from our consolidated statements of operations and sets forth our historical operating results as a percentage of net revenue for each of the fiscal years indicated (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	% of Net Revenue	January 28, 2017	% of Net Revenue	January 30, 2016	% of Net Revenue

Net revenue	$65,905	100%	$134,407	100%	$125,751	100%
Cost of revenue	41,446	63%	78,936	59%	71,228	57%
Gross profit	24,459	37%	55,471	41%	54,523	43%
Operating expenses
Research and development	52,656	80%	57,277	43%	53,943	43%
Sales and marketing	9,086	14%	7,573	6%	7,457	6%
General and administrative	20,387	31%	16,568	12%	18,620	15%
Restructuring costs	9,327	14%	-	-	9	0
Impairment of IP, mask sets and design tools	50,351	76%	1,148	1%	418	0%
Total operating expenses	141,807	215%	82,566	61%	80,477	64%
Loss from operations	(117,348)	(178%)	(27,095)	(20%)	(25,924)	(21%)
Gain on sale of development project	-	-%	-	-	7,551	6%
Impairment of privately-held investments, net of gain on sale	-	-%	(885)	(1%)	159	0%
Interest and other income, net	(2,470)	(4%)	283	0%	1,516	1%
Loss before income taxes	(119,818)	(182%)	(27,697)	(21%)	(16,698)	(13%)
(Benefit from) provision for income taxes	(714)	(1%)	5,750	4%	4,385	3%
Net loss from continuing operations	(119,104)	(181%)	(33,447)	(25%)	(21,083)	(17%)
Income from discontinued operations	4,655	7%	16,029	12%	24,047	19%
Provision for income taxes	5,592	8%	897	1%	2,806	2%
Income (loss) on discontinued operations	(937)	(1%)	15,132	11%	21,241	17%
Net (loss) income	$(120,041)	$(182%)	$(18,315)	(14%)	$158	$0%

Net revenue

The following table sets forth net revenue (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total net revenue	$139,471	$220,544	$227,250	$(81,073)	(37%)	$(6,706)	(3%)
Less: Discontinued operations	(73,566)	(86,137)	(101,499)
Net revenue	$65,905	$134,407	$125,751

Our net revenue for fiscal 2018 decreased $81.0 million or 37% compared to fiscal 2017.  The decrease was primarily due to a $91.2 million decline in Connected Smart TV Platforms market offset by an $8.2 million and a $1.9 million increase in our IoT Devices and our Licensing and other revenue, respectively.  Sales of our chipsets as a percentage of total revenue remained largely consistent compared to fiscal 2016 and accounted for approximately 97%, 97% and 99% of our net revenue for fiscal 2018, 2017 and 2016, respectively.

Our net revenue for fiscal 2017 decreased $6.7 million, or 3%, compared to fiscal 2016. The decrease was primarily due to a $5.3 million and $1.6 million decline within the Connected Smart TV Platforms market and the IoT Devices market, respectively, partially offset by an increase in our license and other revenue of $0.2 million.

Net revenue by target market

We sell our products into two primary target markets, which are the Connected Smart TV Platforms market and the IoT Devices market. From time to time, we also receive license revenue from the licensing of our technology to various third parties, which is included in license and other markets. We are organized as, and operate in, one reportable segment. Starting with the first quarter of fiscal 2017, we have combined certain previously reported target markets commensurate with changes taking effect in our industry as a whole. Specifically, we combined the Smart TV, Media Connectivity and Set-top Box markets into one target market, to which we refer to as the Connected Smart TV Platforms target market. This target market is intended to include all of our products sold into or supporting the digital television experience including products designed for video-post processing, delivering of IP streaming video, audio, VoIP, or data and the equipment intended to connect these various home entertainment products. We have historically and continue to operate under the belief that the Smart TV, Set-top Box and Media Connectivity products complement their respective value propositions to the markets into which we sell. This combination is intended to present this value proposition as a holistic solution or platform for the anticipated convergence of IP-video, audio and data delivery across any device within the connected home. All previously reported amounts in prior periods have been adjusted retrospectively to reflect our target market changes. Our IoT Devices market product categorizations remain unchanged and beginning in the fourth quarter of fiscal 2016 includes amounts from our acquisition of Bretelon.

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Connected Smart TV Platforms	$83,865	$175,085	$180,360	$(91,220)	(52%)	$(5,275)	(3%)
IoT Devices	53,406	45,159	46,792	$8,247	18%	$(1,633)	(3%)
License and other	2,200	300	98	$1,900	633%	$202	206%
Less: Discontinued operations	(73,566)	(86,137)	(101,499)
Net revenue	$65,905	$134,407	$125,751

Connected Smart TV Platforms:   Net revenue for our Connected Smart TV Platforms market in fiscal 2018 decreased by $91.2 million, or 52%, compared to fiscal 2017. Our Smart TV market declined $60.2 million primarily due to a general decline in the demand for our chipsets as a result of a general decline in demand for TVs that incorporate our chipsets.  Sales of our HPNA networking controller chipsets declined $26.1 million in fiscal 2018 compared to fiscal 2017.  Additionally, we had a $5.8 million decrease in Set Top Box products.  Average selling price of our product lines declined generally, as did unit shipments.  We experienced a slight increase in royalty revenue of $0.9 million.

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

In September 2016, we entered into a joint collaboration agreement with Telechips Inc. (“Telechips”) to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a former member of our Board of Directors, also serves on the board of directors of Telechips. We receive a marketing service fee in an amount equal to 50% of the net profit from the collaboration agreement, which is included in net revenue. The marketing service fee is recognized when products are shipped and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by Telechips. Net loss from this collaborative arrangement was $1.6 million in fiscal 2018 and $0.3 million in fiscal 2017.  We terminated our agreement with Telechips by mutual agreement in the fourth quarter of fiscal 2018.

We have divested our Connected Smart TV Platforms business through the sale of our Media Connectivity Business in January 2018 and the sale of our Smart TV and Set-top Box businesses in March 2018.  As a result, we do not expect any future revenue after March 30, 2018 from our Connected Smart TV Platforms business.

IoT Devices: Net revenue for our IoT Devices market in fiscal 2018 increased $8.2 million, or 18%, compared to fiscal 2017. The increase was primarily the result of a $13.2 million increase in sales for our Z-Wave chipset offset by a $5.0 million decrease in milestone revenue from a customer for whom we were developing a proprietary IoT application.  We experienced an increase in unit volume due to higher demand, mainly in the Asia region, for our Z-Wave chipset offset by a decrease in ASP. Net revenue for our IoT Devices market in fiscal 2017 decreased $1.6 million, or 3%, compared to fiscal 2016. The decrease was primarily the result of lower demand due to inventory adjustments undergone by our security and protection services and telecommunication customers, evidenced by a decrease of 14% in units shipped primarily to the Asia region. During fiscal 2017, we derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon of $5.0 million.

On April 18, 2018, we divested our Z-Wave Business.  As a result, we will no longer derive any future revenue from our Z-Wave Business, and the remaining business in our IoT Devices market is our Mobile IoT business.  To date, we have not generated any product sales from our Mobile IoT business.

License and Other:  Our license and other revenue consists primarily of technology license revenue and revenue from other ancillary markets. Net revenue for fiscal 2018 increased $1.9 million, primarily due to a licensing agreement with Telechips.  We do not expect our license and other revenue to be a significant source of revenue. We do not have a sales program based around licensing our technology.

Net revenue for fiscal 2017 increased $0.2 million, or 206%, compared to fiscal 2016. The increase in revenue was attributable to one license agreement pursuant to which we licensed our technology to third parties for which we were able to recognize revenue. Our obligations under the aforementioned license arrangement was completed during the second quarter of fiscal 2017.

Net revenue by geographic region

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Asia	$115,596	$180,104	$172,773	$(64,508)	(36%)	$7,331	4%
North America	15,476	32,732	42,335	$(17,256)	(53%)	$(9,603)	(23%)
Europe	8,199	7,692	10,292	$507	7%	$(2,600)	(25%)
Other Regions	200	16	1,850	$184	1,150%	$(1,834)	(99%)
Less: Discontinued operations	(73,566)	(86,137)	(101,499)
Net revenue	$65,905	$134,407	$125,751

Asia:  Our net revenue decreased $64.5 million, or 36%, for fiscal 2018 primarily due to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. This decrease was compounded by reduced demand of our wired home networking controller chipsets due to the continued expansion of wireless technologies in the market impacting our existing product offerings. These decreases were partially offset by an increase in demand within the IoT Devices market.   Net revenue from Asia as a percentage of total net revenue remained nearly unchanged at 83% in fiscal 2018 compared to 82% in fiscal 2017.

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

North America:  Our net revenue from North America decreased $17.3 million, or 53%, for fiscal 2018 due to the decreasing deployments of new generation products by our customers within the Connected Smart TV Platforms market. The decrease was compounded by lower IoT revenue derived from non-recurring engineering contracts. Net revenue from North America as a percentage of total net revenue declined to 11% in fiscal 2018 compared to 15% in fiscal 2017.

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

Europe: Our net revenue from Europe increased $0.5 million, or 7%, for fiscal 2018 primarily due to an increase in shipments within our IoT Devices market and primarily in Poland.  Net revenue from Europe as a percentage of total net revenue increased to 6% in fiscal 2018 compared to 3% in fiscal 2017.

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

Other regions: Our net revenue from other regions was nominal in fiscal 2018 and decreased $1.8 million, or 99%, for fiscal 2017 compared to fiscal 2016. The decrease was primarily the result of a decrease in demand for our wired home networking controller chipsets in Brazil.

Major customers

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Sunjet Components Corps	22%	20%	16%
Silicon Application	10%	13%	*
Arris Global	* %	14%	*

* Accounted for less than 10% of net revenue

Net revenue from each of the aforementioned major direct customers was primarily generated through the Connected Smart TV Platforms market.

Gross profit and gross margin

The following table sets forth gross profit and gross margin (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total gross profit	$65,736	$105,979	$113,160	$(40,243)	(38%)	$(7,181)	(6%)
Less: Discontinued operations	(41,277)	(50,508)	(58,637)
Gross profit	$24,459	$55,471	$54,523
Total gross profit margin	47.1%	48.1%	49.8%

Gross profit decreased $40.2 million, or 38%, for fiscal 2018 compared to fiscal 2017. The decrease was primarily due to sales declines in our Connected Smart TV Platform products, which also represents the majority of our revenue.  The decline is a result of a general decline in demand for our chipsets.  Our total gross profit margin declined 1.0% reflecting a decrease of average selling price on existing inventory.

Gross profit decreased $7.2 million, or 6%, for fiscal 2017 compared to fiscal 2016. The decrease was primarily due to lower sales volumes within the Connected Smart TV Platforms and IoT Devices markets. Our gross margin declined 1.7 percentage points for fiscal 2017 primarily due to unfavorable shifts in the product mix within the Connected Smart TV Platforms market.

Our gross margins are impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins.  Our future gross margin will also be impacted, to a significant degree, by our divestitures and the timing of any future divestitures, including any potential sale of our Mobile IoT business.

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

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total research and development expense	$72,309	$73,993	$68,784	$(1,684)	(2%)	$5,209	8%
Less: Discontinued operations	(19,653)	(16,716)	(14,841)
Research and development expense	$52,656	$57,277	$53,943

Research and development expense decreased $1.7 million, or 2%, in fiscal 2018 compared to fiscal 2017. The decrease was primarily due to a reduction of depreciation and amortization expense allocated to research and development of $1.3 million and a reduction of engineering costs of $1.5 million, offset by a $0.4 million increase in personnel costs and a $0.8 million increase in outside services.  We had 259 employees in research and development at the end of fiscal 2018 compared to 517 and 516 employees at the end of fiscal 2017 and 2016, respectively.  Although there was a substantial reduction in headcount in fiscal 2018 compared to fiscal 2017, the reductions occurred in the fourth quarter thereby not effecting a decrease in costs for the year as a whole.

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

Sales and marketing expense

Sales and marketing expense consists primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions. Our sales and marketing expense is summarized as follows (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total sales and marketing expense	$23,806	$23,300	$22,877	$506	2%	$423	2%
Less: Discontinued operations	(14,720)	(15,727)	(15,420)
Sales and marketing expense	$9,086	$7,573	$7,457

Sales and marketing expense increased $0.5 million, or 2%, in fiscal 2018 compared to fiscal 2017 primarily due to a $2.1 million settlement with a royalty licensor offset by $0.2 million reduction in personnel costs and $0.8 million reduction in depreciation and amortization allocated to sales and marketing. We had 66 employees in sales and marketing at the end of fiscal 2018 compared to 99 and 102 employees at the end of fiscal 2017 and 2016, respectively.

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

General and administrative expense

General and administrative expense consists primarily of compensation and benefits costs, stock-based compensation expense, legal, accounting and other professional fees and facilities expenses. Our general and administrative expense is summarized as follows (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total general and administrative expense	$23,097	$18,860	$20,862	$4,237	22%	$(2,002)	(10%)
Less: Discontinued operations	(2,710)	(2,292)	(2,242)
General and administrative expense	$20,387	$16,568	$18,620

General and administrative expense increased $4.2 million, or 22%, in fiscal 2018 compared to fiscal 2017. The increase was primarily due to a $4.4 million increase in legal expenses, accounting audit and tax fees, a $0.6 million increase in bad debt expenses, a $0.6 million increase in outside services offset by a $1.1 million reduction in personnel costs. We had 62 employees in general and administrative at the end of fiscal 2018 compared to 78 and 74 employees at the end of fiscal 2017 and 2016, respectively.

General and administrative expense decreased $2.0 million, or 10%, in fiscal 2017 compared to fiscal 2016. The decrease was primarily due to lower professional fees of $1.7 million associated with legal and other outside services and $0.3 million in facility related cost. These decreases were partially offset by an increase in compensation and benefits.

Restructuring costs

Restructuring charges relate primarily to severance charges in the research and development group within the Connected Smart TV Platforms business units. Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the consolidated statements of operations. Our restructuring costs is summarized as follows (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total restructuring costs	$9,327	$-	$9	$9,327	100%	$(9)	(100%)

In fiscal 2018 we incurred $9.3 million in restructuring expenses related to severance and employee termination.  In addition, and under our Fiscal 2018 Plan for restructuring, we took non-cash charges of $9.7 million to impair certain of our assets.  We have elected to include these non-cash restructuring costs in impairments of IP, mask sets, design tools and goodwill on the statement of operations.

Impairment of long-lived assets

Our business requires investment in purchased intellectual properties, mask sets and design tools that are technologically advanced but can quickly become significantly underutilized or rendered obsolete by rapid changes in demand in the semiconductor industry. We periodically review our purchased intellectual properties, mask sets and design tools for possible impairment or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  However, our stating an intent to implement a plan of liquidation created accounting conditions under GAAP requiring all assets be reviewed for impairment.

As a result of our review of our long-lived assets that we conducted in fiscal 2018, we impaired property and equipment, acquired IP and goodwill associated with the Bretelon acquisition. In addition, during fiscal 2018, we impaired certain of our assets in the implementation of our Fiscal 2018 Plan for restructuring as discussed above and which are included in the following:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total impairment of IP, mask sets, design tools and goodwill	$50,431	$1,148	$1,783	$49,283	4,293%	$(635)	(36%)
Less: Discontinued operations	(80)	-	(1,365)
Impairment of IP, mask sets, design tools and goodwill	$50,351	$1,148	$418

In connection with our assessments for fair value, we charged $40.7 million to impairments in fiscal 2018.  In connection with restructuring, we impaired assets totaling $9.7 million.

As a result of our review of our long-lived assets that we conducted in fiscal 2017, we impaired certain purchased IP licenses and mask sets related to the Connected Smart TV Platforms market; and as a result, we recorded impairment charges for purchased IP of $0.8 million and mask set of $0.3 million in operating expenses in the accompanying consolidated statements of operations. We recorded a total impairment of $1.1 million in operating expenses in fiscal 2017.

During fiscal 2016, we identified that certain purchased IP licenses, mask sets and design tools associated with discontinued products primarily related to the Connected Smart TV Platforms market were impaired; and as a result, we recorded impairment charges for purchased IP, mask sets and design tools of $0.4 million, $1.3 million and less than $0.1 million, respectively. We recorded a total impairment of $1.8 million related to these discontinued products in operating expenses in fiscal 2016.

Intangible assets

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Cost of revenue	$3,791	$7,267	$7,586
Operating expenses	1,723	2,586	1,722
Less: Discontinued operations	(1,623)	(4,966)	(5,697)
Intangible amortization expense	$3,891	$4,887	$3,611

Intangible assets subject to amortization were as follows as of February 3, 2018 (in thousands, except for years):

	February 3, 2018
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)

Acquired intangible assets:
Developed technology	$85,427	$(31,029)	$(54,398)	$-
Customer relationships	54,505	(33,065)	(21,440)	-
Trademarks and other	4,078	-	(3,978)	100	0.83
Purchased IP - amortizing	38,250	(9,722)	(25,608)	2,920	0.74
Total amortizing	182,260	(73,816)	(105,424)	3,020
Purchased IP - not yet deployed	18,553	(16,943)	-	1,610
Total intangibles	$200,813	$(90,759)	$(105,424)	4,630
Less: Assets held for sale				(2,079)
Intangibles				$2,551

Stock-based compensation expense

The following table sets forth stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Cost of revenue	$218	$294	$227
Research and development	2,547	3,452	3,241
Sales and marketing	978	1,197	1,151
General and administrative	1,675	1,562	1,940
Less: Discontinued operations	(1,248)	(1,289)	(1,058)
Stock-based compensation	$4,170	$5,216	$5,501

The expensing of employee stock-based payment awards will continue to have an adverse impact on our results of operations.

As of February 3, 2018, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $0.5 million and $6.4 million, respectively, which will be recognized over an estimated weighted average amortization period of 2.3 and 3.8 years, respectively. The amortization period is based on the expected vesting term of the awards. The stock-based compensation expense for fiscal 2017 remained flat compared to fiscal 2016.

Impairment of investment

In fiscal 2018, we recorded no other-than temporary impairment charges and disposed of our privately-held investment. In fiscal 2017 and 2016, we recorded approximately $0.9 million and $0.4 million, respectively, in other-than temporary impairment charges from our privately-held investments. As of February 3, 2018, the Company has no privately-held investments.

Interest and other income, net

The following table sets forth our net interest and other income and related percentage change (in thousands, except percentages):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal 2018 vs 2017		Fiscal 2017 vs 2016

Total interest and other income , net	$(1,929)	$539	$794	$(2,468)	(458%)	$(255)	(32%)
Less: Discontinued operations	(541)	(256)	722
Interest and other income, net	$(2,470)	$283	$1,516

Interest and other income primarily consist of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements.

The decrease in interest and other income of $2.5 million, in fiscal 2018 compared to fiscal 2017 was primarily due to unfavorable changes in foreign currency fluctuations.

The decrease in interest and other income of $0.3 million, or 32%, in fiscal 2017 compared to fiscal 2016 was primarily due to lower interest income resulting from a lower average marketable security balance and unfavorable changes in foreign currency fluctuations.

Provision for income taxes

We recorded an income tax provision of $4.9 million, $6.6 million and $7.2 million in fiscal 2018, 2017 and 2016, respectively.  The fiscal 2018, 2017 and 2016 effective tax rates were approximately (4%), (57%), and 98%, respectively.

Our fiscal 2018 effective tax rate differs from the federal statutory rate of 33.7% primarily due to changes in US valuation allowances, foreign operations and adjustments from the adoption of an Accounting Standards Update related to stock-based compensation (without regard to the refundable AMT credit).

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

Liquidity and capital resources

The following table sets forth the working capital, cash and cash equivalents and short-term marketable securities as of February 3, 2018 and January 28, 2017 (in thousands):

	February 3, 2018	January 28, 2017

Working capital	$42,990	$97,569

Total cash and cash equivalents	$40,628	$66,425
Total short-term marketable securities	-	4,781
Less: Assets held for sale	(2,000)	(2,000)
Cash, cash equivalents and short-term marketable securities	$38,628	$69,206

We believe our existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with existing operations over the next 12 months.

As of February 3, 2018, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $40.6 million. This represents approximately $1.03 per share of outstanding common stock. As of January 28, 2017, the amount was $71.2 million, representing approximately $1.87 per share of outstanding common stock. We expect cash balances to fluctuate significantly in the next fiscal year with substantial inflows resulting from the disposition of assets and outflows as a result of distributions to shareholders and expenditures related to our planned liquidation.

The analyses of cash flows that follows are presented for the consolidated Company without segregation consideration for assets held for sale.  The following table sets forth the primary net cash inflows and outflows for fiscal 2018, 2017 and 2016 (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net cash provided by (used in):
Operating activities	$(20,392)	$11,718	$782
Investing activities	(9,853)	(11,513)	(23,713)
Financing activities	4,398	2,854	3,562
Effect of foreign exchange rate changes on cash and cash equivalents	49	(424)	(343)
Net increase (decrease) in cash and cash equivalents	$(25,798)	$2,635	$(19,712)

Cash flows from operating activities

Net cash used by operating activities of $20.4 million for fiscal 2018 was primarily due to $46.2 million of net loss after non-cash adjustments of $73.9 million such as stock-based compensation expense, depreciation and amortization, and impairment, offset by a favorable net change of $25.8 million in operating assets and liabilities. The decrease in cash flow from operating activities during fiscal 2018 as compared to fiscal 2017 was primary due to the increase in net loss of $101.7 million, partially offset by an increase in impairment charges of $48.4 million and a favorable change in operating assets and liabilities of $25.9 million. The favorable changes in operating assets and liabilities were primarily driven by the timing of collections and payments.

Net cash provided by operating activities of $11.7 million for fiscal 2017 was primarily due to $11.8 million of net income after non-cash adjustments of $30.1 million, such as stock-based compensation expense, depreciation and amortization. The increase in cash flow from operating activities during 2017 as compared to fiscal 2016 was primarily due to an increase in the net change in operating assets and liabilities of $27.6 million. This was partially offset by a net loss of $18.3 million in fiscal 2017 compared to a net income of $0.2 million in fiscal 2016. The favorable changes in operating assets and liabilities were primarily driven by lower media processor wafer purchases resulting in a decrease of inventory, a deposit refund from a contract manufacturer for non-fulfillment of inventory and reimbursement of costs related to purchased IP and research and development services. These increases were partially offset by increased cash used in accounts payable due to the timing of payments.

Cash flows from our operating activities will significantly decrease based upon the disposition of our business units as a result of our planned liquidation.

Cash flows from investing activities

Net cash used in investing activities was $9.9 million for fiscal 2018, which was primarily due to purchases of IP and software, equipment and leasehold improvements of $7.0 million and $12.3 million, respectively, partially offset by net sales and maturities of marketable securities of $5.4 million, the reimbursement of mask set costs related to collaborative arrangement of $2.5 million and proceeds from the sale of a privately-held investment of $2.2 million. Purchases of intangible and tangible property were primarily to support the development and advancement of emerging technologies within our target markets.

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

Cash flows from financing activities

Net cash provided by financing activities was $4.4 million for fiscal 2018, which was due to the proceeds from the exercise of employee stock options and stock purchase rights partially offset by employee payroll taxes paid related to net share settlement of restricted stock units. The increase of $1.5 million from the corresponding period in fiscal 2017 was the result of higher exercise activity related to stock options.

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

As of February 3, 2018, $34.4 million of the $40.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Accordingly, in December 2017, we repatriated $22.9 million (gross) in cash from Israel to fund our U.S. operations and paid $1.1 million to the Israel Tax Authority in connection with the repatriation.

As of February 3, 2018, we held no marketable securities.

Off-Balance Sheet Arrangements

As of February 3, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations and commitments

We generally do not have guaranteed price or quantity commitments from any of our suppliers.  Additionally, we generally acquire products for sale to our customers based on purchase orders received as well as forecasts from such customers.  Purchase orders with delivery dates greater than twelve weeks are typically cancelable without penalty to our customers.  We currently place non-cancelable orders to purchase semiconductor wafers, other materials and finished goods from our suppliers on an eight to twelve week lead-time basis. For further discussion, refer to Footnote 12 – Commitments and contingencies in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K.

The following table sets forth the amounts of payments due under specified contractual obligations, excluding liabilities related to uncertain tax positions as we are unable to reasonably estimate the ultimate amount or time of settlement as of February 3, 2018 (in thousands):

	Payments due by Period
	Fiscal 2019	Fiscal 2020 - 2021	Fiscal 2022 - 2023	Thereafter	Total

Operating leases	$3,565	$4,229	$526	$-	$8,320
Third-party licensed IP	3,554	-	-	-	3,554
Design tools	4,366	2,326	198	-	6,890
Non-cancelable purchase obligations	18,960	-	-	-	18,960
Total contractual obligations	$30,445	$6,555	$724	$-	$37,724

Privately-held investments

During fiscal year 2018, we disposed of our only investment in a privately-held company which we previously determined was not a variable interest entity.  We did not consolidate its activity and accounted for the investment on a cost basis.

Recent accounting pronouncements

See “Recent accounting pronouncements,” under Footnote 1 – Organization and summary of significant accounting policies in ITEM 8 – FINANCIAL STATEMENTS contained in this Form 10-K for a full discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We face exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could impact our operations and financial condition.  To mitigate some of the foreign currency exchange rate risk in the past, we utilized derivative financial instruments to hedge certain foreign currency exposures.  However, we discontinued this practice in fiscal 2015 as we determined the balance sheet exposure to be relatively low based on the factors described below.

Interest rate sensitivity:  As of February 3, 2018 and January 28, 2017, we held approximately $40.6 million and $71.2 million, respectively, of cash, cash equivalents and short-term and long-term marketable securities.  If short-term interest rates were to decrease by 10%, the decreased interest income associated with these cash, cash equivalents and marketable securities would not have a significant impact on our net loss and cash flows.

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

As of February 3, 2018 and January 28, 2017, we did not have any foreign exchange forward contracts to hedge certain balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, Japanese yen, Israeli shekel, Singapore dollar, Taiwanese dollar, Korean won and Vietnamese dong.  If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at February 3, 2018 and January 28, 2017, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $1.9 million and $0.8 million, respectively.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Sigma Designs, Inc.

Fremont, CA

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sigma Designs, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018.  We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended February 3, 2018, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A.  Our responsibility is to express an opinion on the Company’s consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

We have served as the Company's auditor since 2007.

/s/ ARMANINO LLP

San Ramon, California

April 23, 2018

SIGMA DESIGNS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 3, 2018	January 28, 2017

ASSETS
Current assets
Cash and cash equivalents	$38,628	$64,425
Short-term marketable securities	-	4,781
Accounts receivable, net of allowance for doubtful accounts of $2,022 as of February 3, 2018 and $1,630 as of January 28, 2017	9,715	19,986
Inventory	3,038	9,463
Prepaid expenses and other current assets	6,771	6,878
Current assets held for sale	21,893	28,000
Total current assets	80,045	133,533

Software, equipment and leasehold improvements, net	4,339	11,258
Intangible assets, net	2,551	28,305
Goodwill	-	10,594
Long-term investments	-	2,000
Non-current assets held for sale	4,703	10,370
Other non-current assets	4,459	5,747
Total assets	$96,097	$201,807

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,333	$8,312
Accrued compensation and related benefits	4,048	5,518
Accrued liabilities	9,867	8,845
Current liabilities held for sale	13,807	13,289
Total current liabilities	37,055	35,964

Income taxes payable	11,580	14,117
Deferred tax liabilities	45	320
Long-term liabilities held for sale	4,144	1,642
Other long-term liabilities	3,153	6,218
Total liabilities	55,977	58,261

Commitments and contingencies (Note 13)

Shareholders' equity
Preferred stock; no par value, 2,000,000 shares authorized; none issued and outstanding
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 44,183,017 issued and 39,462,268 outstanding as of February 3, 2018 and 42,806,279 issued and 38,130,530 outstanding as of January 28, 2017	522,985	456,795
Treasury stock	(145,023)	(88,336)
Accumulated other comprehensive loss	18	(2,178)
Accumulated deficit	(337,860)	(222,735)
Total shareholders' equity	40,120	143,546

Total liabilities and shareholders' equity	$96,097	$201,807

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net revenue	$65,905	$134,407	$125,751
Cost of revenue	41,446	78,936	71,228
Gross profit	24,459	55,471	54,523
Operating expenses
Research and development	52,656	57,277	53,943
Sales and marketing	9,086	7,573	7,457
General and administrative	20,387	16,568	18,620
Restructuring costs	9,327	-	9
Impairment of IP, mask sets, design tools and goodwill	50,351	1,148	418
Total operating expenses	141,807	82,566	80,477
Loss from operations	(117,348)	(27,095)	(25,924)
Gain on sale of development project	-	-	7,551
Impairment of privately-held investments, net of gain on sale	-	(885)	159
Interest and other income, net	(2,470)	283	1,516
Loss before income taxes	(119,818)	(27,697)	(16,698)
(Benefit from) provision for income taxes	(714)	5,750	4,385
Net loss from continuing operations	(119,104)	(33,447)	(21,083)
Income from discontinued operations	4,655	16,029	24,047
Provision for income taxes	5,592	897	2,806
Net (loss) income from discontinued operations	(937)	15,132	21,241
Net (loss) income	$(120,041)	$(18,315)	$158
Net (loss) income per common share:
Net loss per share from continuing operations - basic	$(3.09)	$(0.89)	$(0.59)
Net loss per share from continuing operations - diluted	$(3.09)	$(0.89)	$(0.58)

Net (loss) income per share from discontinued operations - basic	$(0.03)	$0.40	$0.59
Net (loss) income per share from discontinued operations - diluted	$(0.03)	$0.40	$0.58

Net (loss) income per share - basic	$(3.12)	$(0.49)	$0.00
Net (loss) income per share - diluted	$(3.12)	$(0.49)	$0.00
Shares used in computing net (loss) income per share:
Basic	38,527	37,429	35,890
Diluted	38,527	37,429	36,669

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net income (loss)	$(120,041)	$(18,315)	$158
Other comprehensive loss:
Change in currency translation adjustments, net of tax	(2,191)	(336)	(583)
Change in unrealized gains (losses) on marketable securities, net of tax	(5)	33	(181)
Other comprehensive loss	(2,196)	(303)	(764)
Comprehensive loss	$(122,237)	$(18,618)	$(606)

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)

	Common Stock		Treasury Stock		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Unrealized Gain (Loss)	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders' Equity

Balance, January 31, 2015	39,973,689	$493,550	(4,659,143)	$(88,198)	$(27)	$(1,084)	$(260,951)	$143,290
Unrealized loss on marketable securities	-	-	-	-	(181)	-		(181)
Currency translation adjustments	-	-	-	-	-	(583)	-	(583)
Stock-based compensation expense	-	6,559	-	-	-	-	-	6,559
Net share settlement of equity awards	-	(81)	(16,606)	(138)	-	-	-	(219)
Net proceeds from common stock issued under share plans	1,450,688	3,781	-	-	-	-	-	3,781
Net income	-	-	-	-	-	-	158	158
Balance, January 30, 2016	41,424,377	503,809	(4,675,749)	(88,336)	(208)	(1,667)	(260,793)	152,805
Unrealized loss on marketable securities	-	-	-	-	33	-		33
Currency translation adjustments	-	-	-	-	-	(336)	-	(336)
Stock-based compensation expense	-	6,505	-	-	-	-	-	6,505
Net share settlement of equity awards	-	(635)	-	-	-	-	-	(635)
Net proceeds from common stock issued under share plans	1,381,902	3,489	-	-	-	-	-	3,489
Net loss	-	-	-	-	-	-	(18,315)	(18,315)
Balance, January 28, 2017	42,806,279	513,168	(4,675,749)	(88,336)	(175)	(2,003)	(279,108)	143,546
Unrealized loss on marketable securities	-	-	-	-	5	-	-	5
Currency translation adjustments	-	-	-	-	-	2,191	-	2,191
Stock-based compensation expense	-	5,419	-	-	-	-	-	5,419
Net share settlement of equity awards	-	(413)	-	-	-	-	-	(413)
Net proceeds from common stock issued under share plans	1,331,738	4,811	-	-	-	-	-	4,811
Cumulative effect adjustment related to recognition of previously unrecognized excess tax benefits from adoption of ASU 2016-09	-	-	-	-	-	-	4,602	4,602
Net loss	-	-	-	-	-	-	(120,041)	(120,041)
Balance, February 3, 2018	44,138,017	$522,985	(4,675,749)	$(88,336)	$(170)	$188	$(394,547)	$40,120

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Cash flows from operating activities
Net (loss) income	$(120,041)	$(18,315)	$158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,699	20,739	21,972
Stock-based compensation	5,419	6,505	6,559
Provision for excess and obsolete inventory	4,919	2,004	3,157
Provision for (recovery of) sales returns, discounts, and doubtful accounts	392	(372)	500
Deferred income taxes	(404)	258	2,355
Gain on sale of development project	-	-	(7,551)
Impairment of software, equipment, leasehold improvements, intangible assets and prepaid expenses	39,838	1,148	1,783
Impairment of goodwill	10,594	-	-
Impairment (gain on sale) of privately-held investments	(200)	885	(136)
Other non-cash activities	(381)	(1,019)	(277)
Changes in operating assets and liabilities:
Accounts receivable	18,348	(5,126)	(4,447)
Inventory	(836)	6,558	(9,420)
Prepaid expenses and other current assets	(149)	4,365	(4,851)
Other non-current assets	1,345	(302)	(4,868)
Accounts payable	2,541	(12,046)	392
Accrued liabilities, compensation and related benefits	772	2,428	(5,294)
Income taxes payable	3,932	4,190	757
Other long-term liabilities	(180)	(182)	(7)
Net cash (used in) provided by operating activities	(20,392)	11,718	782
Cash flows from investing activities
Restricted cash	(32)	597	(500)
Purchases of marketable securities	(645)	-	(22,622)
Sales and maturities of marketable securities	5,432	3,584	24,705
Purchases of software, equipment and leasehold improvements	(12,286)	(10,708)	(6,862)
Purchases of IP	(7,022)	(8,283)	(7,193)
Reimbursement of costs related to purchased IP	2,500	3,008	-
Proceeds from sale of development project, net of transaction fees	-	-	7,551
Proceeds from sale of privately-held investment	2,200	-	518
Net cash received (paid) in connection with acquisition	-	289	(19,310)
Net cash used in investing activities	(9,853)	(11,513)	(23,713)
Cash flows from financing activities
Net proceeds from exercise of employee stock options and stock purchase rights	4,811	3,489	3,781
Net share settlement of equity awards issued to employees	(413)	(635)	(219)
Net cash provided by financing activities	4,398	2,854	3,562
Effect of foreign exchange rate changes on cash and cash equivalents	49	(424)	(343)
Net increase (decrease) in cash and cash equivalents	(25,798)	2,635	(19,712)
Cash and cash equivalents, beginning of period	$66,425	$63,790	$83,502
Cash and cash equivalents, end of period	$40,627	$66,425	$63,790
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,660	$2,516	$7,004

See the accompanying Notes to Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization and summary of significant accounting policies

Organization and nature of operations:  Sigma Designs, Inc. (referred to as “Sigma,” “we,” “our”, “the Company” and “us”) is a provider of intelligent platforms for use in a variety of home entertainment and home control appliances. We sell our products into two primary target markets which are the Connected Smart TV Platforms and Internet of Things (“IoT”) Devices markets. Our integrated system-on-chip (“SoC”) solutions serve as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home, and mobile IoT products. A majority of our primary products are semiconductors that are targeted toward end-product manufacturers, Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”). We derive a portion of our revenue from licensing and other activities, including licensing of our software development kits and engineering support services for hardware and software.

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

On January 23, 2018, we stated our intent to liquidate the Company.  As of February 3, 2018, however, we had neither a formal liquidation plan in place nor formal approval from the Board of Directors or shareholders to undertake such action.

On January 23, 2018 we stated our intent to sell our Z-Wave business unit (“Z-Wave”).  Additionally, management determined that as of February 3, 2018, our Media Connectivity business unit met all the criteria for categorization as “held for sale.”  In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have separated the financial statement presentation of both business units from the presentation of our on-going operations.  U.S. GAAP also requires the presentation of historical periods in a similar manner.  Consequently and unless otherwise noted, the presentation of prior period financial statements differs from our previous statements, but only with regard to the separation and reclassification of items related to the Z-Wave and Media Connectivity business units as assets and liabilities held for sale on the consolidated balance sheets (or as discontinued operations on the consolidated statements of operations).

Accounting period:  We follow a 52 or 53-week fiscal reporting calendar ending on the Saturday closest to January 31 each year. Our most recent fiscal year ended on February 3, 2018 and was a 53-week year.  The fiscal years 2017 and 2016 ended on January 28, 2017 and January 30, 2016 and were comprised of 52 weeks each.

Use of estimates in the preparation of consolidated financial statements:  The consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The primary areas that require significant estimates and judgments by management include, but are not limited to, revenue recognition, allowances for doubtful accounts, sales returns, warranty obligations, inventory valuation, stock-based compensation expense, purchased intangible asset valuations, strategic investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, restructuring costs, litigation, fair value assessments and other loss contingencies. Our estimates and related judgments and assumptions are continually evaluated based on historical experience and various other factors that we believe to be reasonable under the circumstances, however, actual results could differ from those estimates, and such differences may be material to our consolidated financial statements.

Restructuring charges:  On March 24, 2017, the Board of Directors approved a restructuring plan (the “Fiscal 2018 Plan”) in order to realign resources with our key priority areas centered on the IoT market. Our restructuring plan targeted reductions in labor costs through reduction in headcount and closing a facility in Germany. These headcount reductions and related severance costs coincident with the Fiscal 2018 Plan occurred primarily within the Connected Smart TV Platforms market. Additionally, as part of the Fiscal 2018 Plan, we incurred charges for impairment of certain Purchased IP assets which are accounted for separately as impairment charges

Expenses recognized for restructuring activities impacting our operating expenses are included in “Restructuring costs” in the consolidated statements of operations. Accruals are recorded when management has approved a plan to restructure operations and a liability has been incurred. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. During fiscal 2018, 2017 and 2016, we recorded restructuring charges of $9.3 million, zero and less than $0.1 million, respectively.

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

For certain of our assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.  Marketable securities consist of available-for-sale securities that are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity.  The fair value of cash equivalents and certain marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

We monitor all of our marketable securities for impairment and if these securities are reported to have a decline in fair value, we use significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of each investment including: (i) the nature of the investment; (ii) the cause and duration of any impairment; (iii) the financial condition and future prospects of the issuer; (iv) for securities with a reported decline in fair value, our ability to hold the security for a period of time sufficient to allow for any anticipated recovery of fair value; (v) the extent to which fair value may differ from cost; and  (vi) a comparison of the income generated by the securities compared to alternative investments. We recognize an impairment charge if a decline in the fair value of our marketable securities is judged to be other-than-temporary. No such impairment charges were recorded in fiscal 2018, 2017 or 2016. We held no marketable securities as of February 3, 2018.

Accounts receivable and allowances:  We defer recognition of revenue and the related receivable when we cannot estimate whether collectability is reasonably assured at the time products and services are delivered to our customers.  We also provide allowances for bad debt and sales returns.  In establishing the allowance for bad debt, in cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, we will record an allowance against amounts due and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the industry and geographic concentrations, the current business environment and our historical experience.

In establishing the allowance for sales returns, we make estimates of potential future returns of products for which revenue has been recognized in the current period, including analyzing historical returns, current economic trends and changes in customer demand and acceptance of our products. Our allowance for sales returns, discounts and bad debt was $2.0 million and $1.6 million at February 3, 2018 and January 28, 2017, respectively.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if future product returns increased, additional allowances may be required.

Inventory: Inventory consists of wafers and other purchased materials, work in process and finished goods and is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or net realizable value.  We evaluate our ending inventory for excess quantities and obsolescence on a quarterly basis.  This evaluation includes analysis of historical and estimated future unit sales by product as well as product purchase commitments that are not cancelable. We develop our demand forecasts based, in part, on discussions with our customers about their forecasted supply needs.  However, our customers generally only provide us with firm purchase commitments for the month and quarter and not our entire forecasted period.  Additionally, our sales and marketing personnel provide estimates of future sales to prospective customers based on actual and expected design wins. A provision is recorded for inventory in excess of estimated future demand.

We write-off inventory that is obsolete. Obsolescence is determined from several factors, including competitiveness of product offerings, market conditions and product life cycles.  Provisions for excess and obsolete inventory are charged to cost of revenue.  At the time of the loss recognition, a new and lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.  If this lower-cost inventory is subsequently sold, we will realize higher gross margins for those products.

Inventory write-downs inherently involve assumptions and judgments as to amount of future sales and selling prices. As a result of our inventory valuation reviews, we charged provisions for excess and obsolete inventory of approximately $4.9 million, $2.0 million and $3.2 million to cost of revenue for fiscal 2018, 2017 and 2016, respectively. We have sold through $0.5 million, $0.3 million and $0.9 million of inventory that we had previously recorded as excess and obsolete in fiscal 2018, 2017 and 2016, respectively. Although we believe that the assumptions we use in estimating inventory write-downs are reasonable, significant future changes in these assumptions could produce a significantly different result. There can be no assurances that future events and changing market conditions will not result in significant inventory write-downs.

Warranty: Our products typically carry a one-year limited warranty that products will be free from defects in materials and workmanship.  Warranty cost is estimated at the time revenue is recognized and based on both historical activity and for any specific known product warranty issues. Accrued warranty cost includes hardware repair and/or replacement and software support costs and is included in accrued liabilities in the consolidated balance sheets. Although we engage in extensive product quality programs and processes, our warranty obligation has been and in the future may be affected by product failure rates, product recalls, repair or replacement costs and additional development costs incurred in correcting any product failure. Should actual costs differ from our initial estimates, we record the difference in the period in which they are identified. Actual claims are charged against the warranty reserve.

Software, equipment and leasehold improvements: Software, equipment and leasehold improvements are stated at cost.   Depreciation and amortization for software, equipment and leasehold improvements is computed using the straight-line method based on the useful lives of the assets (one to five years) or the remaining lease term, if shorter.  Any allowance for leasehold improvements received from the landlord for improvements to our facilities is amortized using the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold improvements.  Repairs and maintenance costs are expensed as incurred.

Business combinations: The purchase accounting method applied to business combinations requires us to allocate the purchase price of acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Such valuations require us to make significant estimates and assumptions especially with respect to intangible assets. The significant purchased intangible assets recorded by us include developed technology, customer relationships, purchased IP, non-compete agreements and trademarks.  Critical estimates and assumptions used in valuing these assets include but are not limited to: future expected cash flows from acquired products, customer relationships and acquired developed technologies and patents; brand awareness and market position, the period of time the brand will continue to be used in our product portfolio and assumptions about discount rates. The estimated fair values are based upon assumptions that we believe to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

Impairment assessment of assets and asset groups: We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  One such indicator defined in accounting guidance, “a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life” is met with the announced intent for the Company to liquidate. Along with such stated intent, it is management’s assessment that it is more likely than not that the liquidation will occur. Therefore, indicators of impairment exist for the entire Company.

Separately, we must segregate and similarly test whether the carrying value of “assets held for sale” are recoverable. As of February 3, 2018, we concluded that the Z-Wave and the Media Connectivity business units met the test for “assets held for sale”. See Footnote 9 – Discontinued operations.

We first determined whether the carrying value of an asset or asset group is recoverable based on comparisons to undiscounted expected future cash flows that the assets are expected to generate. If an asset is not recoverable, we record an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets and purchased intangible assets.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include forecasts of revenue and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, economic market conditions and a determination of appropriate market comparables and expected realizable value.  We base our fair value estimates on assumptions we believe to be reasonable at that time, however, actual future results may differ from those estimates.  Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization, actual control premiums or the carrying value of our net assets, which could require us to realize an additional impairment.

We have relied on three other methods to determine fair value of our business units. For our Z-Wave, Media Connectivity, Smart TV, and Set-top Box business units, we have actual subsequent year-end disposition transactions which evidence fair value as of year-end.   For our Mobile IoT business unit, we applied judgment and methodology consistent with US GAAP supported by consultation with a third-party valuation firm to prepare a discounted cash flow analysis.

For the fiscal year ended February 3, 2018 we determined that the carrying value of certain of our software, equipment and leasehold improvements and certain of our Purchased IP was not recoverable.  Additionally, we determined that the full carrying value of our Mobile IoT business unit was not recoverable.  See Footnote 11 – Impairments.

Impairment of goodwill:  Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.   We evaluate goodwill on an annual basis as of the last day of our fiscal year and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test.

The first step of the two-step process requires identifying the reporting units and comparing the fair value of each reporting unit to its net book value, including goodwill.  If the carrying amount of goodwill within a disposal group is greater than its fair value, we perform the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the affected group’s goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss.

For the fiscal year ended February 3, 2018, we determined that the full carrying value of goodwill in our Mobile IoT business unit was not recoverable. See Footnote 10 – Goodwill.

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

Revenue recognition: We derive our revenue primarily from product sales which comprised approximately 97%, 97% and 99% of total net revenue during fiscal 2018, 2017, and 2016, respectively.  Our products, which we refer to as chipsets, consist of highly integrated chips and embedded software that enables real-time processing of digital video and audio content; and in the case of our IoT Devices, establishes a mesh network protocol that provides an interoperable platform for automation and monitoring solutions, all of which we refer to as embedded software.  We do not deliver software as a separate product in connection with product sales.  We recognize revenue for product sales when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. These criteria are usually met at the time of product shipment. We record reductions of revenue for estimated product returns and pricing adjustments, such as rebates, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, on analysis of credit memo data, on specific criteria included in the agreements, and on other factors known at the time. We accrue 100% of potential returns at the time of sale when there is not sufficient historical sales data and we recognize revenue when the right of return expires. We also accrue 100% of potential rebates at the time of sale and do not apply a breakage factor. We reverse the accrual for unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. See Footnote 5 – Supplemental financial information for a summary of our rebate activity.

On occasion, we derive revenue from the license of our internally developed intellectual property (“IP”). IP licensing agreements that we enter into generally provide licensees the right to incorporate our IP components in their products with terms and conditions that vary by licensee. Our license fee arrangements generally include multiple deliverables and we are required to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we allocate the total fee on such arrangements to the individual units of accounting using management’s best estimate of selling price ("ESP") if third party evidence ("TPE") or vendor specific objective evidence ("VSOE") does not exist. We defer revenue recognition for consideration that is contingent upon future performance or other contractual terms.

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

We derive a portion of our revenues in the form of fees from members of a wholly-owned entity dedicated to the marketing, development and proliferation of the Z-Wave brand. Membership fees vary based on level and are generally billed on an annual basis with no obligation to renew. Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the administrative costs and membership services. Membership revenue was approximately $2.4 million, $1.9 million and $1.9 million during fiscal 2018, 2017 and 2016, respectively.

We defer revenue when payments are received from customers in advance of revenue recognition.  Deferred revenue at February 3, 2018 was $0.4 million and at January 28, 2017 was $0.4 million, and is included in accrued liabilities in the accompanying consolidated balance sheets.

Cost of revenue: Cost of revenue is comprised of the cost of our media processors and chipset solutions, which consists of the cost of purchasing finished silicon wafers manufactured by independent foundries, costs associated with our purchase of assembly, test and quality assurance services and packaging materials as well as royalties paid to vendors for use of their technology. Also included in cost of revenue is the amortization of purchased IP, manufacturing overhead including costs of personnel and equipment associated with manufacturing support, product warranty costs, provisions for excess and obsolete inventory and stock-based compensation expense for personnel engaged in manufacturing support.

Foreign currency:  The functional currency of our foreign subsidiaries is either the U.S. dollar or the local currency of each country.  Monetary assets and liabilities denominated in foreign currencies are remeasured at exchange rates in effect at the end of each period and non-monetary assets such as inventory, software, equipment and leasehold improvements and liabilities are recorded at historical rates. Gains and losses from these remeasurements as well as other transactional gains and losses are included in interest and other income, net, in the consolidated statements of operations. Our subsidiaries that utilize foreign currency as their functional currency translate their currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, and (ii) the average exchange rates prevailing during the period for revenues and expenses.  Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses resulted in net losses of approximately $2.5 million, $0.1 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively.

Concentration of credit risk:  Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities, restricted cash, long-term investments and accounts receivable.  Our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are on deposit with major financial institutions as specified in our investment policy guidelines.  Such deposits may be in excess of insured limits.  We believe that the financial institutions that hold our cash, cash equivalents, short-term and long-term marketable securities and restricted cash are financially sound and, accordingly, minimal credit risk exists with respect to these balances.  We have not experienced any investment losses due to institutional failure or bankruptcy.

Sales to our recurring and new customers are generally made on open account, are prepaid or are on a letter of credit basis. We perform ongoing credit evaluations of our customers and generally do not require collateral for sales on credit.  We review our accounts receivable balances to determine if any receivable will potentially be uncollectible and include any amounts that are determined to be uncollectible in our allowance for doubtful accounts.

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

Income taxes:  Income taxes are accounted for under an asset and liability approach.  Deferred income taxes reflect the net tax effects of any temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes and any operating losses and tax credit carry-forwards.  Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions, net of any valuation allowance, to reduce deferred tax assets to amounts that are considered more likely than not to be realized.

The impact of an uncertain income tax position on the income tax return must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Stock-based compensation:  We have stock incentive plans in effect under which incentive stock options, restricted stock units, restricted stock awards and non-qualified stock options have been granted to employees and members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. We measure and recognize compensation expense for all stock-based payment awards made to employees based on the closing fair market value of the Company’s common stock on the date of grant.  Stock option awards are measured using the Black-Scholes-Merton option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a ratable basis over the requisite service period for time-based awards and on a graded basis for performance-based awards.  We account for forfeitures as they occur. We recognize excess tax benefits or deficiencies from stock-based compensation in the consolidated statements of operations as a component of the provision for income taxes. Further information regarding stock-based compensation can be found in in Footnote 14 – Equity incentive plans and employee benefits.

Research and development costs: Costs incurred in the research and development of our products are expensed as incurred.

Advertising costs: Advertising costs are expensed as incurred and are included as an element of sales and marketing expense in the accompanying consolidated statements of operations. Advertising expenses incurred were $0.3 million, $0.2 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively.

Comprehensive income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in equity that are excluded from results of operations; specifically, foreign currency translation adjustments and unrealized gains or losses on marketable securities.

Recently Issued Accounting Standards

Statement of Cash Flows. In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The update provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. We will adopt ASU 2016-18 commencing in our first quarter of fiscal 2019. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize all leases, including operating leases, on the balance sheet as a lease asset or lease liability, unless the lease is a short-term lease. ASU 2016-02 also requires additional disclosures regarding leasing arrangements. ASU 2016-02 is effective beginning in the first quarter of fiscal 2021. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Stock Compensation. In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to provide clarity and reduce both the (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under ASU 2017-09, modification accounting is required to be applied unless all of the following are the same immediately before and after the change:

1. The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used);

2. The award’s vesting conditions; and

3. The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 on a prospective basis. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Financial Instruments. In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which creates a single source of revenue guidance under U.S. GAAP for all companies in all industries and replaces most existing revenue recognition guidance in U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the new standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates step two from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual and any interim impairment tests performed for periods beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Although there are several other new accounting pronouncements issued or proposed by the FASB which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position, operating results or statements of cash flows.

Recently Adopted Accounting Standards

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment simplifies several aspects of the accounting for share-based payments, including the accounting for income taxes and forfeitures, as well as the classification on the statements of cash flows. We adopted this ASU in the first quarter of fiscal 2018 by recording the cumulative impact through an increase in retained earnings of $4.6 million. Stock-based compensation excess tax benefits or deficiencies are now reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in equity. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented on our consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.

We have elected to account for forfeitures as they occur and therefore, stock-based compensation expense for the year ended February 3, 2018 has been calculated based on actual forfeitures in our consolidated statements of operations, rather than our previous approach which was net of estimated forfeitures. The net cumulative effect of this change was less than $0.1 million and was recognized as an increase to paid-in capital during fiscal 2018.

Inventory. In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this ASU, the measurement principle for inventory changed from the lower of cost or market value to the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this ASU in the first quarter of fiscal 2018 with no material impact on our consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted the guidance in the first quarter of fiscal 2018 with a modified retrospective approach, a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. We have recorded a cumulative effect adjustment to retained earnings for excess tax benefits which have not been previously recognized before valuation allowance considerations.

2.            Cash, cash equivalents and marketable securities

As of February 3, 2018 and January 28, 2017, we had $0.3 million and $0.3 million, respectively, of restricted cash. Restricted cash was related to an office-space operating lease and other transactions. Cash, cash equivalents and marketable securities excluding restricted cash consist of the following (in thousands):

	February 3, 2018			January 28, 2017
	Book Value	Net Unrealized Gains (Losses)	Fair Value	Book Value	Net Unrealized Gains (Losses)	Fair Value

Money market funds	$-	$-	$-	$3,715	$-	$3,715
Corporate bonds	-	-	-	3,506	(1)	3,505
Fixed income mutual funds	-	-	-	1,280	(4)	1,276
Total cash equivalents and marketable securities	$-	$-		$8,501	$(5)	8,496

Cash on hand held in the United States			6,270			9,378
Cash on hand held overseas			34,358			53,332
Total cash on hand			40,628			62,710
Total cash, cash equivalents and marketable securities			$40,628			$71,206
Less: Assets available for sale			(2,000)			(2,000)
Cash, cash equivalents and marketable securities			38,628			69,206

Reported as:
Cash and cash equivalents			$38,628			$64,425
Short-term marketable securities			-			4,781
Long-term marketable securities			-			-
			$38,628			$69,206

The amortized cost and estimated fair value of cash equivalents and marketable securities, by contractual maturity, are as follows (in thousands):

	February 3, 2018		January 28, 2017
	Book Value	Fair Value	Book Value	Fair Value

Due in one year or less	$-	$-	$8,501	$8,496
Due in greater than one year	-	-	-	-
Total	$-	$-	$8,501	$8,496

3.            Fair values of assets and liabilities

Determination of fair value. Our cash equivalents and marketable securities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of marketable securities valued based on quoted market prices in active markets include most U.S. government and agency securities, sovereign government obligations, money market securities and certain corporate obligations with high credit ratings and an ongoing trading market.

The tables below present the balances of our assets and liabilities measured at fair value on a recurring basis (in thousands):

	February 3, 2018
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$-	$-	$-	$-
Corporate bonds	-	-	-	-
Fixed income mutual funds	-	-	-	-
Total cash equivalents and marketable securities	-	-	-	-
Restricted cash	335	335	-	-
Total assets measured at fair value	335	335	-	-
Less: Assets available for sale	(335)	(335)	-	-
Assets measured at fair value	$-	$-	$-	$-

	January 28, 2017
	Fair Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,715	$3,715	$-	$-
Corporate bonds	3,505	3,505	-	-
Fixed income mutual funds	1,276	1,276	-	-
Total cash equivalents and marketable securities	8,496	8,496	-	-
Restricted cash	303	303	-	-
Total assets measured at fair value	8,799	8,799	-	-
Less: Assets available for sale	(303)	(303)	-	-
Assets measured at fair value	$8,496	$8,496	$-	$-

Assets measured and recorded at fair value on a non-recurring basis.  Our non-marketable preferred stock investments in privately-held companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. During fiscal 2018, we sold our investment in one privately-held company for $2.2 million in cash and recognized a gain of $0.2 million. As of February 3, 2018, we did not hold any investments in privately-held companies.

We had non-marketable equity investments in two other privately-held venture capital funded technology companies.  During fiscal 2017 and 2016, we recorded impairment charges of $0.8 million and $0.3 million, respectively, in connection with these investments as we concluded the impairment to be other-than-temporary. These equity investments constituted less than a 20% ownership position and we concluded that we did not have the ability to exert significant influence over either company.  See Footnote 4 – Investments in privately-held companies.

U.S. GAAP requires the assessment of any asset or liability which will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  Therefore and as a result of our announcement of a planned liquidation, we performed this required assessment on the entire Company.   The discussion of these impairment assessments are detailed in Footnote 11 - Impairments.  Note that such an assessment, particularly on the scale undertaken, can produce GAAP reporting results which may materially differ from disposal transactions.

4.            Investments in privately-held companies

The following table sets forth the value of investments in and notes receivable from a privately-held company (in thousands):

	February 3, 2018	January 28, 2017

Investments
Issuer A	$-	$2,000
Investments	$-	$2,000

During fiscal 2009, we purchased shares of preferred stock in a privately-held venture capital funded technology company (“Issuer A”) at a total investment cost of $1.0 million. In the fourth quarter of fiscal 2010, we purchased additional shares of preferred stock in Issuer A at a cost of $1.0 million.  During fiscal 2018, we sold our investment in Issuer A for $2.2 million in cash and recognized a gain of $0.2 million.

We made the above-described investment because we viewed the issuer as either having strategic technology or a business that would complement our technological capabilities or help create an opportunity for us to sell our chipset solutions.

5.            Supplemental financial information

Inventory consists of the following (in thousands):

	February 3, 2018	January 28, 2017

Wafers and other purchased materials	$6,837	$8,595
Work-in-process	1,197	2,780
Finished goods	6,030	6,772
Less: Assets held for sale	(11,026)	(8,684)
Inventory	$3,038	$9,463

 Prepaid expenses and other current assets consist of the following (in thousands):

	February 3, 2018	January 28, 2017

Prepayments for taxes	$3,451	$3,421
Non-operating receivable	100	955
Prepayments for royalties	333	776
Prepayments for inventory	-	442
Deposits	154	202
Other current assets	3,860	2,221
Less: Assets held for sale	(1,127)	(1,139)
Prepaid expenses and other current assets	$6,771	$6,878

Software, equipment and leasehold improvements consist of the following (in thousands):

	Estimated Useful Lives (years)			February 3, 2018	January 28, 2017

Software	3	-	5	$44,005	$49,915
Mask sets		3		14,207	18,209
Equipment		3		8,113	7,719
Office equipment and furniture	3	-	5	8,196	7,857
Leasehold improvements	1	-	5	2,181	2,108
Total				76,702	85,808
Less: Accumulated depreciation and amortization				(70,524)	(67,285)
Total software, equipment and leasehold improvements, net				6,178	18,523
Less: Assets held for sale				(1,839)	(7,265)
Software, equipment and leasehold improvements, net				$4,339	$11,258

Software, equipment and leasehold improvement depreciation and amortization expense for fiscal 2018, 2017 and 2016 was $8.2 million, $10.9 million and $12.6 million, respectively.

We recorded total impairment charges of $23.4 million, $0.3 million and $1.4 million during fiscal 2018, 2017 and 2016, respectively, related to mask sets and software related to design tools associated with discontinued products which were recorded in operating expenses in the accompanying consolidated statements of operations.

Accrued liabilities consist of the following (in thousands):

	February 3, 2018	January 28, 2017

License fees	$3,916	$5,578
Rebates	2,094	1,585
Restructuring	1,628	-
Income taxes payable, current portion	1,468	2,094
Settlements	1,410	-
Royalties	852	1,378
Warranties	643	783
Deferred revenue	400	350
Other accrued liabilities	2,268	1,839
Total accrued liabilities	14,679	13,607
Less: Accrued liabilities held for sale	(4,812)	(4,762)
Accrued liabilities	$9,867	$8,845

The following table summarizes activity related to accrued rebates (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016

Beginning balance	$1,585	$2,864	$9,599
Charged as a reduction of revenue	2,345	4,121	11,724
Reversal of unclaimed rebates	-	(224)	(1,028)
Payments	(1,836)	(5,176)	(17,431)
Ending balance	2,094	1,585	2,864
Less: Accrued rebates held for sale	(1,807)	(1,307)	(1,835)
Accrued rebates	$287	$278	$1,029

Other long-term liabilities consist of the following (in thousands):

	February 3, 2018	January 28, 2017

Other long-term liabilities	$51	$56
Deferred rent obligations	593	769
License fees	2,525	5,400
Total long-term liabilities	3,169	6,225
Less: Other long-term liabilities held for sale	(16)	(7)
Other long-term liabilities	$3,153	$6,218

6.            Business combination

In fiscal 2016, we completed the acquisition of Bretelon, Inc. for a purchase consideration of $19.4 million. Bretelon was incorporated into our Mobile IoT business unit. We recorded approximately $11.1 million in goodwill, $12.6 million in intangibles and assumed $4.3 million in net liabilities. In fiscal 2017, we recorded a $0.5 million decrease in goodwill as part of the purchase price allocation adjustment.

We evaluate goodwill on an annual basis as of the last day of our fiscal year and whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Our announcement of a liquidation qualifies as a change in circumstances.  Accordingly, the Company retained the services of a third-party valuation specialist to appraise the Mobile IoT business unit including the carrying value of the goodwill and intangible assets resulting from the Bretelon acquisition.

As of January 28, 2017, our carrying value for goodwill related to Mobile IoT was $10.6 million. For fiscal 2018 and as a result of the third-party valuation analysis, we determined this goodwill was unrecoverable. We recognized an impairment charge of $10.6 million. Additionally, as discussed in Footnote 11 - Impairments, we impaired other assets related to our Mobile IoT business unit.

7.            Restructuring costs

On March 24, 2017, the Board of Directors approved a restructuring plan (the “Fiscal 2018 Plan”) in order to realign resources with our key priority areas centered on the IoT market. Our restructuring plan targeted reductions in labor costs through reduction in headcount and closing a facility in Germany. These headcount reductions and related severance costs coincident with the Fiscal 2018 Plan occurred primarily within the Connected Smart TV Platforms market.  Additionally, as part of the Fiscal 2018 Plan, we incurred charges for impairment of certain Purchased IP assets which are accounted for separately as impairment charges.   As discussed above, we elected to separately account for asset impairment charges associated with our restructuring as impairment charges and, as such, we charged such restructuring costs as impairment expense.  These asset impairment charges total $9.7 million and are also presented in the table below.  Restructuring charges related to severance totaled $9.3 million.  Accrued severance liability is $1.6 million as of February 3, 2018 and is included in other accrued liabilities on the consolidated balance sheet.

Impairment charges for fiscal 2018 were accrued and paid as follows (in thousands):

	Fiscal 2018
	Workforce Reduction	Asset Impairment	Other Restructuring	Total

Charges for the three months ended April 29, 2017	$243	$3,006	$-	$3,249
Cash payments	(5)	-	-	(5)
Non-cash adjustment	-	(3,006)	-	(3,006)
Accrued balance as of April 29, 2017	238	-	-	238
Charges for the three months ended July 29, 2017	1,723	-	-	1,723
Cash payments	(364)	-	-	(364)
Accrued balance as of July 29, 2017	1,597	-	-	1,597
Charges for the three months ended October 28, 2017	563	6,663	-	7,226
Non-cash adjustment	-	(6,663)	-	(6,663)
Cash payments	(573)			(573)
Accrued balance as of October 28, 2017	1,587	-	-	1,587
Charges for the three months ended February 3, 2018	6,689	-	110	6,799
Non-cash adjustment	-	-	-	-
Cash payments	(6,648)	-	(110)	(6,758)
Accrued balance as of February 3, 2018	$1,628	$-	$-	$1,628
Total cost incurred to date as of February 3, 2018	$9,218	$9,669	$110	$18,997

8.            Intangible Assets

Intangible assets and amortization. The table below presents the balances of our intangible assets (in thousands):

	February 3, 2018	January 28, 2017

Acquired intangible assets	$79,916	$88,910
Purchased IP	30,138	42,500
Total	110,054	131,410
Accumulated amortization	(105,424)	(100,666)
Total intangible assets, net	4,630	30,744
Less: Assets held for sale	(2,079)	(2,439)
Intangible assets, net	$2,551	$28,305

Acquired intangible assets represent intangible assets acquired through business combinations. Purchased intellectual property (“Purchased IP”) represents intangible assets acquired through direct purchases of licensed technology from vendors which is incorporated into our products.

We begin amortizing intangible assets upon the earlier of the beginning of the term of the license agreement, as appropriate, or at the time we begin shipment of the associated products into which such intellectual property is incorporated.

The following table presents the amortization of intangible assets in the accompanying consolidated statements of operations (in thousands):

	February 3, 2018	January 28, 2017	January 30, 2016

Cost of revenue	$3,744	$7,267	$7,586
Operating expenses	1,700	2,586	1,801
Less: Discontinued operations	(1,623)	(4,966)	(5,697)
Intangible amortization expense	$3,821	$4,887	$3,690

As of February 3, 2018, we expect the amortization expense in future periods to be as follows (in thousands):

Fiscal years	Purchased IP - Amortizing	Developed Technology	Customer Relationships	Trademarks and Other	Total

2019	2,920	-	-	100	3,020
2020	-	-	-	-	-
2021	-	-	-	-	-
2022	-	-	-	-	-
2023	-	-	-	-	-
Thereafter	-	-	-	-	-
Less: Discontinued operations	(734)	-	-	(100)	(834)
Amortization expense	$2,186	$-	$-	$-	$2,816

Impairment of intangible assets. We test long-lived assets, including purchased intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. As a part our Fiscal 2018 Plan, we determined that the carrying value of intangible intellectual property assets were not recoverable. Accordingly, we recorded non-cash asset impairment for purchased IP of $9.0 million. Additionally, as part of our valuation assessment at year end, we recorded non-cash impairment charges for purchased IP of $6.1 million.

Our review during fiscal 2017 indicated that certain purchased IP licenses were impaired. As a result, we recorded impairment charges for purchased IP of $0.8 million.

Intangible assets were as follows (in thousands, except for years):

	February 3, 2018
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)

Acquired intangible assets:
Developed technology	$85,427	$(31,029)	$(54,398)	$-
Customer relationships	54,505	(33,065)	(21,440)	-
Trademarks and other	4,078	-	(3,978)	100	0.83
Purchased IP - amortizing	38,250	(9,722)	(25,608)	2,920	0.74
Total amortizing	182,260	(73,816)	(105,424)	3,020
Purchased IP - not yet deployed	18,513	(16,093)	-	1,610
Total intangibles	$200,813	$(90,719)	$(105,424)	4,630
Less: Assets held for sale				(2,079)
Intangibles				$2,551

	January 28, 2017
	Gross Value	Impairment	Accumulated Amortization and Effect of Currency Translation	Net Value	Weighted Average Remaining Amortization Period (Years)

Acquired intangible assets:
Developed technology	$85,427	$(24,614)	$(52,854)	$7,959	7.4
Customer relationships	54,505	(30,486)	(20,897)	3,122	5.8
Trademarks and other	4,078	-	(3,858)	220	1.9
Purchased IP - amortizing	36,007	(5,516)	(23,057)	7,434	2.3
Total amortizing	180,017	(60,616)	(100,666)	18,735
Purchased IP - not yet deployed	16,449	(4,440)	-	12,009
Total intangibles	$196,466	$(65,056)	$(100,666)	30,744
Less: Assets held for sale				(2,439)
Intangibles				$28,305

9.         Discontinued Operations

Our Z-Wave business unit consists of those parts of the Company engaged in the IoT Devices marketplace except Mobile IoT. This business unit develops related IP software and chipsets into modules and arranges for their manufacture and sale to IoT product companies.

Our Media Connectivity business unit consists of those parts of the Company engaged in product lines related to wired home networking controller chipsets that provide connectivity solutions between various home entertainment products and incoming video streams.

On January 23, 2018, we announced the intent to sell our Z-Wave business unit to Silicon Laboratories, Inc. and completed the sale on April 18, 2018.  Additionally, management determined that our Media Connectivity business unit met all the criteria for categorization as “held for sale” as of February 3, 2018, and this business unit was sold February 15, 2018.  In accordance with U.S. GAAP, we have separated the financial statement presentation of both business units from the presentation of our on-going operations.  Also required is the presentation of historical periods in a similar manner.  Therefore, beginning in the fourth quarter of fiscal 2018, the results of Z-Wave and Media Connectivity business units are presented as discontinued operations in our consolidated statements of operations and thus have been excluded from continuing operations for all reported periods. Furthermore, the related assets and liabilities have been classified as held for sale on our consolidated balance sheets.

The following is a reconciliation of the consolidated balance sheets to the consolidated balance sheets presented herein presenting separately the assets and liabilities held for sale for the years ended February 3, 2018 and January 28, 2017 (in thousands):

FEBRUARY 3, 2018

		Adjustments
	Consolidated Balance Sheets	Assets and Liabilities Held for Sale	Other Adjustments			As Presented

ASSETS
Current assets
Cash and cash equivalents	$40,628	$(2,000)	$			$38,628
Restricted cash	335	(335)				-
Accounts receivable, net	17,120	(7,405)				9,715
Inventory	14,064	(11,026)				3,038
Prepaid expenses and other current assets	7,898	(1,127)				6,771
Current assets held for sale	-	-		21,893		21,893
Total current assets	80,045	(21,893)		21,893		80,045

Software, equipment and leasehold improvements, net	6,178	(1,839)				4,339
Intangible assets, net	4,630	(2,079)				2,551
Goodwill	-	-				-
Deferred tax assets	770	(777)		7	*	-
Non-current assets held for sale	-	-		4,703		4,703
Other non-current assets	4,467	(8)				4,459
Total assets	$96,090	$(26,596)		$26,603		$96,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,864	$(6,531)	$			$9,333
Accrued compensation and related benefits	6,512	(2,464)				4,048
Accrued liabilities	14,679	(4,812)				9,867
Current liabilities held for sale	-	-		13,807		13,807
Total current liabilities	37,055	(13,807)		13,807		37,055

Income taxes payable	15,708	(4,128)				11,580
Deferred tax liabilities	38	-		7	*	45
Long-term liabilities held for sale	-	-		4,144		4,144
Other long-term liabilities	3,169	(16)				3,153
Total liabilities	55,970	(17,951)		17,958		55,977

Commitments and contingencies

Shareholders' equity
Common stock and additional paid-in capital	522,985	-				522,985
Treasury stock	(88,336)	(56,687)				(145,023)
Accumulated other comprehensive loss	18	-				18
Accumulated deficit	(394,547)	48,042		8,645		(337,860)
Total shareholders' equity	40,120	(8,645)		8,645		40,120

Total liabilities and shareholders' equity	$96,090	$(26,596)		$26,603		$96,097
* Reclassification of a negative Deferred tax asset to Deferred tax liability

JANUARY 28, 2017

		Adjustments
	Consolidated Balance Sheets	Assets and Liabilities Held for Sale	Other Adjustments			As Presented

ASSETS
Current assets
Cash and cash equivalents	$66,425	$(2,000)	$			$64,425
Short-term marketable securities	4,781	-				4,781
Restricted cash	303	(303)				-
Accounts receivable, net	35,860	(15,874)				19,986
Inventory	18,147	(8,684)				9,463
Prepaid expenses and other current assets	8,017	(1,139)				6,878
Current assets held for sale	-	-		28,000		28,000
Total current assets	133,533	(28,000)		28,000		133,533

Software, equipment and leasehold improvements, net	18,523	(7,265)				11,258
Intangible assets, net	30,744	(2,439)				28,305
Goodwill	10,594	-				10,594
Deferred tax assets	625	(658)		33	*	-
Long-term investments	2,000	-				2,000
Non-current assets held for sale	-	-		10,370		10,370
Other non-current assets	5,755	(8)				5,747
Total assets	$201,774	$(38,370)		$38,403		$201,807

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,230	$(5,918)	$			$8,312
Accrued compensation and related benefits	8,127	(2,609)				5,518
Accrued liabilities	13,607	(4,762)				8,845
Current liabilities held for sale	-	-		13,289		13,289
Total current liabilities	35,964	(13,289)		13,289		35,964

Income taxes payable	15,752	(1,635)				14,117
Deferred tax liabilities	287	-		33	*	320
Long-term liabilities held for sale		-		1,642		1,642
Other long-term liabilities	6,225	(7)				6,218
Total liabilities	58,228	(14,931)		14,964		58,261

Commitments and contingencies

Shareholders' equity
Common stock and additional paid-in capital	513,168	(56,373)				456,795
Treasury stock	(88,336)	-				(88,336)
Accumulated other comprehensive loss	(2,178)	-				(2,178)
Accumulated deficit	(279,108)	32,934		23,439		(222,735)
Total shareholders' equity	143,546	(23,439)		23,439		143,546

Total liabilities and shareholders' equity	$201,774	$(38,370)		$38,403		$201,807
* Reclassification of a negative Deferred tax asset to Deferred tax liability

The following is a reconciliation of the consolidated statements of operations to the consolidated statements of operations presented herein presenting separately the operations held for sale for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 (in thousands):

FOR THE YEAR ENDED FEBRUARY 3, 2018

		Adjustments
	Consolidated Statements of Operations	Operations Held for Sale	Other Adjustments		As Presented

Net revenue	$139,471	$(73,566)	$		$65,905
Cost of revenue	73,735	(32,289)			41,446
Gross profit	65,736	(41,277)			24,459
Operating expenses
Research and development	72,309	(19,653)			52,656
Sales and marketing	23,806	(14,720)			9,086
General and administrative	23,097	(2,710)			20,387
Restructuring costs	9,327	-			9,327
Impairment of IP, mask sets, design tools and goodwill	50,431	(80)			50,351
Total operating expenses	178,970	(37,163)			141,807
Loss from operations	(113,234)	(4,114)			(117,348)
Interest and other income, net	(1,929)	(541)			(2,470)
Loss before income taxes	(115,163)	(4,655)			(119,818)
Provision for (benefit from) income taxes	4,878	(5,592)			(714)
Net loss from continuing operations	(120,041)	937			(119,104)
Income from discontinued operations	-	-		4,655	4,655
Provision for income taxes	-	-		5,592	5,592
Net loss from discontinued operations	-	-		(937)	(937)
Net loss	$(120,041)	$937		$(937)	$(120,041)

FOR THE YEAR ENDED JANUARY 28, 2017

		Adjustments
	Consolidated Statements of Operations	Operations Held for Sale	Other Adjustments		As Presented

Net revenue	$220,544	$(86,137)	$		$134,407
Cost of revenue	114,565	(35,629)			78,936
Gross profit	105,979	(50,508)			55,471
Operating expenses
Research and development	73,993	(16,716)			57,277
Sales and marketing	23,300	(15,727)			7,573
General and administrative	18,860	(2,292)			16,568
Impairment of IP, mask sets, design tools and goodwill	1,148	-			1,148
Total operating expenses	117,301	(34,735)			82,566
Loss from operations	(11,322)	(15,773)			(27,095)
Impairment of privately-held investments, net of gain on sale	(885)	-			(885)
Interest and other income, net	539	(256)			283
Loss before income taxes	(11,668)	(16,029)			(27,697)
Provision for income taxes	6,647	(897)			5,750
Net loss from continuing operations	(18,315)	(15,132)			(33,447)
Income from discontinued operations	-	-		16,029	16,029
Provision for income taxes	-	-		897	897
Net income from discontinued operations	-	-		15,132	15,132
Net loss	$(18,315)	$(15,132)		$15,132	$(18,315)

FOR THE YEAR ENDED JANUARY 30, 2016

		Adjustments
	Consolidated Statements of Operations	Operations Held for Sale	Other Adjustments		As Presented

Net revenue	$227,250	$(101,499)	$		$125,751
Cost of revenue	114,090	(42,862)			71,228
Gross profit	113,160	(58,637)			54,523
Operating expenses
Research and development	68,784	(14,841)			53,943
Sales and marketing	22,877	(15,420)			7,457
General and administrative	20,862	(2,242)			18,620
Restructuring costs	9	-			9
Impairment of IP, mask sets, design tools and goodwill	1,783	(1,365)			418
Total operating expenses	114,315	(33,868)			80,447
Loss from operations	(1,155)	(24,769)			(25,924)
Gain on sale of development project	7,551	-			7,551
Impairment of privately-held investments, net of gain on sale	159	-			159
Interest and other income, net	794	722			1,516
Income (loss) before income taxes	7,349	(24,047)			(16,698)
Provision for income taxes	7,191	(2,806)			4,385
Net income (loss) from continuing operations	158	(21,241)			(21,083)
Income from discontinued operations	-	-		24,047	24,047
Provision for income taxes	-	-		2,806	2,806
Net income from discontinued operations	-	-		21,241	21,241
Net income	$158	$21,241		$21,241	$158

The combined presentation of select balance sheet information of assets and liabilities held for sale is as follows (in thousands):

	February 3, 2018	January 28, 2017

ASSETS
Cash and cash equivalents	$2,000	$2,000
Restricted cash	335	303
Accounts receivable, net	7,405	15,874
Inventory	11,026	8,684
Prepaid expenses and other current assets	1,127	1,139
Software, equipment and leasehold improvements, net	1,839	7,265
Intangible assets, net	2,079	2,439
Deferred tax assets	777	658
Other non-current assets	8	8
Total assets held for sale	$26,596	$38,370

LIABILITIES
Accounts payable	$6,531	$5,918
Accrued compensation and related benefits	2,464	2,609
Accrued liabilities	4,812	4,762
Income taxes payable	4,128	1,635
Other long-term liabilities	16	7
Total liabilities held for sale	$17,951	$14,931

The combined presentation of select statement of operations information of discontinued operations is as follows (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net revenue	$73,566	$86,137	$101,499
Cost of revenue	32,289	35,629	42,862
Operating expenses	37,163	34,735	33,868
Interest and other income, net	541	256	(722)
Income from discontinued operations before tax	4,655	16,029	24,047
Provision for income taxes	5,592	897	2,806
Net income (loss) from discontinued operations	$(937)	$15,132	$21,241

The combined presentation of select cash flow information of assets and liabilities held for sale is as follows (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net cash provided by operating activities	$14,102	$19,618	$24,628
Net cash used in investing activities	$812	$8,321	$82

10.            Goodwill

For the fiscal year ended February 3, 2018, we engaged a third-party appraiser to assist us in determining the fair value of our Mobile IoT business unit in our assessment for impairment.  We determined that the goodwill for the Bretelon acquisition has a carrying value of zero.  We therefore recorded an impairment loss of $10.6 million.  The Company’s carrying value for all remaining goodwill is zero.

11.            Impairments

In fiscal 2018, we impaired three asset groups: (i) software, equipment and leasehold improvements which includes R&D design tools and mask sets, (ii) intangibles which includes acquired intangibles and purchased IP and (iii) goodwill associated with the Bretelon acquisition.  The impairment of the goodwill associated with the Bretelon acquisition was $10.6 million and is discussed above in Footnote 10 - Goodwill.  As discussed in Footnote 7 – Restructuring costs, we impaired software, equipment and leasehold improvements and purchased IP assets related to our Fiscal 2018 Plan of restructuring for $1.7 million and $8.0 million, respectively.  We elected to charge these restructuring costs to impairment expense and have included these charges in the summary below.

The following table summarizes impairment charges for fiscal 2018 (in thousands):

Year Ended February 3, 2018

Prepaid expenses and other current assets	$853
Software, equipment and leasehold improvements	13,281
Intangible assets	25,703
Goodwill	10,594
Less: Discontinued operations	(80)
Impairment charges	$50,351

12.          Commitments and contingencies

Commitments

Operating Leases. Our primary facility in Fremont, California is leased under a non-cancelable lease. The lease carries a term of 81 calendar months commencing on January 1, 2015 for which payments began in October 2015.

We also lease facilities in San Diego, Shanghai, Shenzhen, Hong Kong, Taiwan, Vietnam, South Korea, Japan, Singapore, Israel, Germany, France, Denmark and The Netherlands and have vehicles in Israel under non-cancelable leases.

Aggregate future minimum annual payments under all operating leases are as follows (in thousands):

Fiscal years	Operating Leases

2019	3,565
2020	2,388
2021	1,841
2022	526
2023	-
Thereafter	-
Less: Discontinued operations	(1,058)
Total	$7,262

Rent expense, recorded on a straight-line basis, was $3.7 million, $3.7 million and $4.0 million for fiscal 2018, 2017, and 2016, respectively.

Purchase commitments.  We place non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of February 3, 2018, the total amount of outstanding non-cancelable purchase orders was approximately $18.9 million, of which $7.6 million applied to operations held for sale.

Third-party licensed technology.  In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of February 3, 2018, remaining payments under this agreement totaled $1.5 million.  In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology with other vendors and remaining payments under these agreements totaled $2.1 million as of February 3, 2018. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as February 3, 2018.

Design tools.  In June 2016, we entered into an agreement with a vendor to purchase $7.8 million of design tools. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. As of February 3, 2018, remaining payments under this agreement totaled $3.9 million, all of which relate to liabilities held for sale. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $3.0 million as of February 3, 2018. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of February 3, 2018.

Royalties.  We pay royalties for the right to sell certain products under various license agreements.  During fiscal 2018, 2017 and 2016, we recorded gross royalty expense of $2.4 million, $5.0 million and $4.2 million, respectively, in cost of revenue in the consolidated statements of operations.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly CopperGate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through February 3, 2018, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We are obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. As of February 3, 2018, our remaining potential obligation under these programs was approximately $1.2 million.  We disposed of this entity on February 15, 2018. Subsequent to our year end and with the disposition of our Israeli subsidiary, we have no further future obligation to the OCS.

Contingencies

Contingent payment. On January 23, 2018, the Company announced an asset sale of the Company’s Z-Wave business unit to Silicon Laboratories Inc. which included the potential for a termination fee. This transaction closed successfully on April 18, 2018 and the Company no longer has any contingent liability related to the agreement – See Footnote 20 – Subsequent events.

Product Warranty. In general, we sell products with a one-year limited warranty that our products will be free from defects in material and workmanship.  Warranty cost is estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and is included in accrued liabilities in the accompanying consolidated balance sheets.

 Details of the change in accrued warranty for fiscal 2018, 2017 and 2016 are as follows (in thousands):

Fiscal years	Balance Beginning of Period	Additions	Deletions	Balance End of Period

2016	$864	$828	$(773)	$959
2017	$959	$493	$(669)	$783
2018	$783	$513	$(653)	$643

Litigation. From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Any claims or proceedings against us, whether meritorious or not, could be time consuming, could result in costly litigation, could require significant amounts of management time, could result in the diversion of significant operational resources or could cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on the perceived value of our business or our business units, our financial position and our results of operations for the period in which the unfavorable outcome occurs and, potentially, in future periods.

Advanced Micro Device, Inc. Patent Infringement Litigation. On January 23, 2017, AMD and ATI Technologies ULC (collectively “AMD”), filed suit against us and many other named defendants, including VIZIO, Mediatek and LG in the United States District Court for the District of Delaware asserting infringement of U.S. Patent Nos. 7,633,506 and 7,796,133. On January 24, 2017, AMD instituted proceedings in the United States International Trade Commission (“ITC”) asserting infringement of U.S. Patent Nos. 7,633,506 and 7,796,133. The Delaware and ITC complaint seek unspecified monetary damages and injunctive relief.  On April 13, 2018, the Administrative Law Judge (“ALJ”) issued a Final Initial Determination (“ID”), finding that the Company infringed claims 1-5 and 8 of U.S. Patent No. 7,633,506, and did not infringe claims 1 and 3 of U.S. Patent No. 7,796,133.  The ALJ also recommended that a Cease and Desist Order and a Limited Exclusion Order be issued by the ITC against the Company.  As part of a Continuation of Supply/Last Buy Notice Agreement between the Company and a customer, the customer has agreed to indemnify and defend the Company from the AMD ITC and Delaware actions and to assume all defense of such matters.  Therefore, the Company has reasonable expectation of no material liability from the litigation.

Broadcom Corporation Patent Infringement Litigation. On March 7, 2017, Broadcom filed suit against us in the United States District Court for the Central District of California asserting infringement of U.S. Patent No. 7,310,104. On March 8, 2017, Broadcom instituted proceedings in the United States ITC asserting infringement of U.S. Patent Nos. 8,284,844, 7,590,059, 8,068,171 and 7,342,967. The California and ITC complaint seek unspecified monetary damages and injunctive relief.  As part of a Continuation of Supply/Last Buy Notice Agreement between the Company and a customer, the customer has agreed to indemnify and defend the Company from the Broadcom ITC and California actions and to assume all defense of such matters.  Therefore, the Company has reasonable expectation of no material liability from the litigation.

Arris International plc Contract Pricing Dispute. In 2017, Arris gave notice of its intent to pursue litigation regarding the “Most Favored Nation” clause of its customer contract, wherein Arris asserted that it had not received product pricing for which it was entitled. Arris made its assertion based upon its interpretation of the Company’s pricing structure for another customer, an interpretation the Company disputed. On May 18, 2017, the Company and Arris attended mediation in the state of New York with no resolution. Subsequent to year end, the parties agreed to a settlement with no material effect to the Company’s financial position.

Advanced Silicon Technologies S.a.r.l Patent Infringement Litigation. On June 21, 2017, AST filed suit against Sigma Designs Technology Denmark ApS and Sigma Designs Technology Germany GmbH in the District Court of Düsseldorf, Germany alleging infringement of Patent No. EP 1424653. In late February, 2018, the German Federal Patent Court accepted and posted notice of the Company’s statement of defense to nullity the action. The litigation is ongoing. The Company is unable to determine the future outcome of this matter and, accordingly, cannot estimate the potential financial impact this action could have on its business, operating results, cash flows or financial position. Subsequent to year end, this liability was assumed by a third party as part of a business unit purchase.

Shareholder Litigation.  Subsequent to year end, three actions were brought against the Company relating to the asset sale transaction with Silicon Laboratories, Inc.  These actions are more fully described in Footnote 20 – Subsequent events.

Indemnifications. In certain limited circumstances, we have agreed and may agree in the future to indemnify certain customers against intellectual property infringement claims from third parties related to the use of our technology. In these limited circumstances, the terms and conditions of sale or our standing agreement with such customers generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, a right to obtain non-infringing continued usage and a right to replace or modify the infringing products to render them non-infringing. To date, we have not incurred or accrued any costs related to any claims under such indemnification provisions.

Our articles of incorporation and bylaws require that we indemnify our officers and directors against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceedings arising out of their services to us. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers that provide for indemnification of these individuals under these and under additional circumstances. The indemnification obligations are more fully described in our charter documents and in the form of indemnification agreement filed with our SEC reports. We purchase insurance to cover claims or a portion of the claims made against our directors and officers. Since a maximum obligation is not explicitly stated in our charter documents or in our indemnification agreements and will depend on the facts and circumstances that arise out of any future claims, if any, the overall maximum amount of the obligations cannot be reasonably estimated.

Third-party licensed technology. We regularly license technology from various third party licensors and incorporate that technology into our product offerings. Some technology licenses require us to pay royalties directly to the licensor while others require us to report sales activities to our licensors so that royalties may be collected from our customers. From time to time we are audited by our licensors for compliance with the terms of our license agreements. On February 10, 2017, we received notice from a licensor of their intent to audit our compliance with the terms of their license agreements. In fiscal 2018, the audit was completed and the Company paid $2.1 million to settle all associated claims.

We may be required to make additional payments as a result of future compliance audits.

For license agreements where we have royalty obligations, we charge any settlement-related payments that we make in connection with compliance audits to cost of revenue. For license agreements where we have reporting obligations, we treat any settlement-related payments as penalties and charge the amounts to operating expenses in sales and marketing. As of the date of this filing, we believe we are in substantial compliance with the terms of our license agreements.

13.          Earnings per share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the fiscal period. Diluted net loss per share is the same as basic net loss per share as the inclusion of potentially issuable shares is anti-dilutive. Diluted net income per share is computed by adjusting outstanding shares and calculated using the treasury stock method for any dilutive effects of stock incentive awards. Under the treasury stock method, an increase in the fair market value of our common stock results in a greater dilutive effect from outstanding stock options, restricted stock units and stock purchase rights. Additionally, the exercise of employee stock options and stock purchase rights and the vesting of restricted stock units results in a further dilutive effect on net income per share.

The following table sets forth the basic and diluted net (loss) income per share computed for fiscal 2018, 2017 and 2016 (in thousands, except per share amounts):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Numerator:
Net (loss) income	$(120,041)	$(18,315)	$158
Denominator:
Weighted-average common shares outstanding- basic	38,527	37,429	35,890
Dilutive effect of employee stock plans	-	-	779
Weighted-average common shares outstanding - diluted	38,527	37,429	36,669

Net (loss) income per share - basic	$(3.12)	$(0.49)	$0.00
Net (loss) income per share - diluted	$(3.12)	$(0.49)	$0.00

The following table sets forth the basic and diluted net (loss) income per share for continuing operations and earnings per share of assets held for sale computed for fiscal 2018, 2017 and 2016 (in thousands, except per share amounts):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Net loss per share from continuing operations - basic	$(3.09)	$(0.89)	$(0.59)
Net loss per share from continuing operations - diluted	$(3.09)	$(0.89)	$(0.58)

Net (loss) income per share from discontinued operations - basic	$(0.03)	$0.40	$0.59
Net (loss) income per share from discontinued operations - diluted	$(0.03)	$0.40	$0.58

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

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Stock options	2,277	2,379	2,367
Restricted stock units and awards	257	514	232

14.          Equity incentive plans and employee benefits

Equity incentive plans.  We have adopted equity incentive plans that provide for the grant of stock awards to employees, directors and consultants that are designed to encourage and reward their long-term contributions to us and provide an incentive for them to remain with us.  These plans are also intended to align our employees’ interest with the creation of long-term shareholder value.  On July 10, 2015, the Board of Directors of the Company approved, subject to shareholder approval, the Company’s 2015 Stock Incentive Plan (the “2015 Plan”) and which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015. The 2015 Plan is the successor to and continuation of the Company’s Amended and Restated 2009 Stock Incentive Plan (the “2009 Plan”) which was a continuation and preceded by the 2001 Stock Plan (the “2001 Plan” and together with the 2001 Plan, the “Prior Plans”). As of September 23, 2009 and August 20, 2015, the 2009 Plan and the 2001 Plan were closed for future grants, respectively; however, these plans will continue to govern all outstanding awards that we originally granted from each plan.

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

As of February 3, 2018, there were 2,500,690 shares available for future grants under the 2015 Plan. Additionally, up to 1,529,139 shares of common stock subject to stock awards outstanding under the Prior Plans may become available for issuance.

The majority of restricted stock units and restricted stock awards that vested during fiscal 2018, 2017 and 2016 were net-share settled. As such, the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, the conversion to cash of which was remitted to the appropriate taxing authorities. The total shares withheld were approximately 80,758, 85,465 and 42,654 during fiscal 2018, 2017 and 2016, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by our closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $0.9 million, $1.5 million and $1.5 million during fiscal 2018, 2017 and 2016, respectively, and are reflected as a financing activity in the accompanying consolidated statements of cash flows.

Stock Options. The total stock option activities and balances of our stock option plans are summarized as follows:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

As of January 31, 2015	3,768,058	$10.86	4.9
Granted (Weighted average fair value of $3.64)	104,200	8.74
Cancelled	(415,146)	10.39
Exercised	(523,441)	6.83
As of January 30, 2016	2,933,671	11.57	4.2
Granted (Weighted average fair value of $3.14)	483,400	6.87
Cancelled	(556,616)	11.41
Exercised	(194,884)	4.75
As of January 28, 2017	2,665,571	11.25	4.5
Granted (Weighted average fair value of $2.91)	45,900	6.16
Cancelled	(475,870)	14.88
Exercised	(409,608)	5.34
As of February 3, 2018	1,825,993	$11.51	2.01	$122,157

Ending vested and expected to vest	1,825,993	$11.51	2.01	$122,157
Ending exercisable	1,648,155	$12.02	1.44	$99,880

The aggregate intrinsic value as of February 3, 2018 in the table above represents the total pretax intrinsic value based on our closing stock price of $5.55 which would have been received by the option holders had all options holders exercised their options as of February 3, 2018.  The aggregate exercise date intrinsic value of options that were exercised under our stock plans during fiscal 2018, 2017 and 2016 were $0.6 million, $0.6 million and $1.6 million, respectively, determined as of the exercise date.  The total fair value of options which vested during fiscal 2018, 2017 and 2016 was $0.8 million, $0.5 million and $1.3 million, respectively.

The options outstanding and currently exercisable as of February 3, 2018 were in the following exercise price ranges:

Options Outstanding and Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share

$4.34	-	$6.40	114,202	4.17	$5.33	66,037	$4.89
$6.48	-	$6.48	190,000	4.52	6.48	133,750	6.48
$6.49	-	$7.44	196,887	5.98	7.08	132,717	6.95
$7.64	-	$10.32	85,243	2.06	8.87	75,990	8.92
$10.59	-	$10.59	303,200	0.79	10.59	303,200	10.59
$10.87	-	$10.87	287,000	0.43	10.87	287,000	10.87
$11.07	-	$11.07	132,100	0.89	11.07	132,100	11.07
$11.09	-	$11.09	203,334	0.67	11.09	203,334	11.09
$11.47	-	$15.64	188,027	1.79	12.42	188,027	12.42
$16.70	-	$41.58	126,000	0.15	36.82	126,000	36.82
			1,825,993	2.01	$11.51	1,648,155	$12.02

As of February 3, 2018, the unrecorded stock-based compensation balance related to stock options and restricted stock units outstanding excluding estimated forfeitures was $0.5 million and $6.4 million, respectively, which will be recognized over an estimated weighted average amortization period of 2.3 and 3.8 years, respectively. The amortization period is based on the expected vesting term of the awards.

Restricted Stock Awards. Restricted stock awards (“RSAs”) may be granted under our 2015 Plan and will reduce shares available to grant under the plan by one share for every one share of restricted stock granted. Historically, RSAs were granted under our 2009 Plan and consisted of time-based restricted shares subject to forfeiture until vested if length of service requirements had not been met. These RSAs had a contractual term of ten years and generally vested over one to five years according to the terms specified in the individual grants. As of February 3, 2018, January 28, 2017 and January 30, 2016, there was no unrecognized stock-based compensation balance related to RSAs as all previously outstanding RSAs had vested.

Restricted Stock Units. We value RSUs using the quoted market price of the underlying stock on the date of grant.  RSUs are granted under our 2015 Plan and have a contractual term of ten years and generally vest over four years, are based on continued employment and are settled upon vesting in shares of the Company’s common stock on a one-for-one basis. Each share issued with respect to RSUs granted under the 2015 Plan reduces the number of shares available for grant under the plan by one share. RSUs cancelled and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant under the 2015 Plan utilizing a factor of one times the number of RSUs cancelled or shares withheld. All awards generally provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the applicable stock incentive plan).

During the fourth quarter of fiscal 2016, the Company approved 299,971 performance based RSUs to certain employees, the vesting of which is contingent upon the achievement of certain performance criteria, namely future sales targets attributable to certain types of products. These RSUs have a multi-year performance period and are expected to vest over a two year period commencing upon the achievement of the respective performance criteria. In February 2017, the Company cancelled the previous awards, none of which were determined to be achieved, while simultaneously approving the same number of shares with different quantitative thresholds for future sales targets (“new awards”). As of February 3, 2018, the Company determined certain sales targets were achieved during fiscal 2018 which resulted in stock-based compensation of $0.2 million.

Stock-based compensation expense will be recognized over the requisite service period based on management’s best estimate of the probability of the performance criteria being satisfied using the most currently available projections of future sales performance, adjusted at each balance sheet date. Changes in the subjective and probability-based assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations. We did not recognize any compensation expense related to these performance-based RSUs during fiscal 2017 and 2016.

The following table sets forth the shares of RSUs outstanding as of February 3, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Unit	Aggregate Intrinsic Value

As of January 31, 2015	1,313,915	$4.91	$8,356,499
Granted	1,165,832	8.74	-
Vested	(861,259)	5.52	-
Cancelled/forfeited	(215,876)	7.37	-
As of January 30, 2016	1,402,612	7.53	9,299,318
Granted	1,057,944	7.42	-
Vested	(783,909)	7.13	-
Cancelled/forfeited	(38,029)	7.67	-
As of January 28, 2017	1,638,618	7.64	10,487,155
Granted	144,382	6.37	-
Vested	(492,849)	8.18	-
Cancelled/forfeited	(269,652)	7.53	-
As of February 3, 2018	1,020,499	$7.23	$6,531,194

The total fair value of RSUs which vested during fiscal 2018, 2017 and 2016 was $4.0 million, $5.6 million and $4.8 million, respectively. The aggregate intrinsic value, as of February 3, 2018, in the table above represents the total pretax intrinsic value, based on our closing stock price of $5.55 on that date which would have been received by the RSU holders had all RSU holders vested as of that date. As of February 3, 2018, the unrecognized stock-based compensation balance related to RSUs outstanding excluding estimated forfeitures was $6.4 million and will be ratably recognized over an estimated weighted average amortization period of 3.8 years.

Employee stock purchase plan

On July 10, 2015, the Board of Directors of the Company approved the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”) and which was approved by the Company’s shareholders at the 2015 annual meeting of shareholders held on August 20, 2015. The 2015 ESPP has replaced the Company’s 2010 Employee Stock Purchase Plan (the “2010 ESPP”), which was terminated. There are 3,500,000 shares of common stock reserved for issuance under the 2015 ESPP. The 2015 ESPP is implemented by offerings of rights to eligible employees.  Each offering will be in such form and will contain such terms and conditions as our Board or a committee deems appropriate, subject to compliance with applicable regulations.  The provisions of separate offerings need not be identical.  Under the terms of the offerings that have commenced to date under the 2015 ESPP, eligible employees may authorize payroll deductions of up to 15% of their regular base salaries limited to $25,000 during any calendar year, to purchase common stock at 85% of the fair market value of our common stock at the beginning or end of the six-month offering period, whichever is lower. The maximum number of shares that can be purchased in any single offering period is limited under the terms of the offering. These terms will automatically apply to future offerings under the 2015 ESPP unless modified by the Board or a committee thereof.

During fiscal 2018, 2017 and 2016, 531,593, 486,131 and 92,122 shares of our common stock were purchased at an average price of $4.97, $5.23 and $5.37 per share, respectively.  As of February 3, 2018, we had 2,390,154 available for issuance of the 3,500,000 shares of common stock reserved under the 2015 ESPP.  As of January 28, 2017, we had 2,921,747 available for issuance.   Circumstances arose during fiscal 2015 resulting in the issuance of 315,810 shares in excess of the 2,500,000 shares previously reserved under the then-governing 2010 ESPP.  All material matters related to the excess issuance have been resolved as of February 3, 2018.

Valuation of stock-based compensation. The fair value of RSA and RSU awards is based on the quoted market price of the underlying stock at the date of grant.  The fair value of stock option and employee stock purchase plan right awards is estimated at the grant date using the Black-Scholes-Merton option pricing model.  The determination of fair value of stock option and employee stock purchase plan rights awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual employee stock option exercise behavior.

The fair value of each stock option and employee stock purchase plan right was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
Stock Options	February 3, 2018	January 28, 2017	January 30, 2016

Expected Volatility	51.79%	50.77%	44.84%
Risk-free interest rate	1.89%	1.27%	1.60%
Expected term (in years)	5.22	5.23	5.19
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$2.91	$3.14	$3.64

	Fiscal Years Ended
Employee stock purchase plans	February 3, 2018	January 28, 2017	January 30, 2016

Expected Volatility	38.05%	57.19%	77.90%
Risk-free interest rate	1.13%	0.50%	0.44%
Expected term (in years)	0.50	0.50	0.46
Dividend yield	0%	0%	0%
Weighted average fair value at grant date	$1.51	$1.91	$2.24

The computation of the expected volatility assumptions used in the Black-Scholes-Merton calculations for new stock option and employee stock purchase plan right awards is based on the historical volatility of our stock price measured over a period equal to the expected term of the grants or purchase rights.  The risk-free interest rate is based on the yield available on U.S. Treasury Strips with an equivalent remaining term.  The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based payment awards and vesting schedules.  The expected term of employee stock purchase rights is the period of time remaining in the current offering period. The dividend yield assumption is based on our history of not paying dividends will not pay dividends in the future. Stock-based compensation expense related to purchases of common stock under the 2015 ESPP and 2010 ESPP for fiscal 2018, 2017 and 2016 was $0.8 million, $1.0 million and $0.2 million, respectively.

The following table sets forth the total stock-based compensation expense that is included in each functional line item in the consolidated statements of operations (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Cost of revenue	$218	$294	$227
Research and development	2,547	3,452	3,241
Sales and marketing	978	1,197	1,151
General and administrative	1,675	1,562	1,940
Less: Discontinued operations	(1,248)	(1,289)	(1,058)
Stock-based compensation	$4,170	$5,216	$5,501

Shares reserved for future issuance. We had the following shares of common stock reserved for future issuance upon exercise or issuance of equity instruments as of February 3, 2018:

February 3, 2018

Authorized for future grants under stock incentive plans	4,890,844
Stock options outstanding	1,825,993
Restricted stock units outstanding	1,020,499
Shares reserved for future issuance	7,737,336

401(k) tax deferred savings plan.  We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are U.S. based.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2017.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during fiscal 2018, 2017 and 2016 of $0.6 million, $0.6 million and $0.3 million, respectively.

Endowment insurance pension plan.  Related to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  It is required by the “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” to provide pension insurance for Shanghai employees.  This mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2018, the annual base is capped at RMB 19,512 per employee.  During fiscal 2018, 2017 and 2016, we made matching contributions of $2.2 million, $2.3 million, and $2.3 million, respectively.

Retirement pension plans.  We maintain retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, The Netherlands, and Germany. We made matching contributions under these plans of $0.8 million for fiscal 2018 and $0.7 million for each of fiscal 2017 and 2016.

Severance plan. We maintain a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees are entitled to one month salary for each year of employment or a portion thereof.  As of February 3, 2018, we have an accrued severance liability of $1.0 million offset by $0.9 million of severance employee funds. We made contributions of less than $0.1 million per year related to this obligation during fiscal 2018, 2017 and 2016.

15.          Income taxes

Income (loss) before provision for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

United States	$(44,820)	(14,641)	(28,001)
International	(74,998)	(13,056)	11,303
Loss before income taxes	$(119,818)	$(27,697)	$(16,698)

The federal, state and foreign income tax provision (benefit) is summarized as follows (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Current
Federal	$(1,725)	$(66)	$(495)
State	(11)	111	45
Foreign	1,622	5,065	2,071
Total current	(114)	5,110	1,621
Deferred
Federal	(328)	-	(290)
State	-	-	-
Foreign	(272)	640	3,054
Total deferred	(600)	640	2,764
(Benefit from) provision for income taxes	$(714)	$5,750	$4,385

The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2018	January 28, 2017

Deferred tax assets:
Net operating loss	$11,049	$8,526
Investment impairment	330	545
Allowance, reserve and other	1,314	3,173
Tax credits	33,147	14,790
Share-based compensation	2,645	6,602
Other	111	-
Total gross deferred tax assets	48,596	33,636
Valuation allowance	(48,630)	(31,076)
Total deferred tax (liabilities) assets	(34)	2,560
Deferred tax liabilities:
Depreciation	(11)	(206)
Unrealized foreign exchange loss	-	(594)
Acquired intangibles and other	-	(2,080)
Net deferred tax liabilities	$(45)	$(320)

We must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of our deferred tax assets. During the third quarter of fiscal 2013, we concluded it was necessary to establish a valuation allowance for certain deferred tax assets (“DTAs”) related to Federal taxes in the United States. Due to the history of losses in the United States, it was determined that it is more likely than not that certain Federal DTAs would not be recognized. As of February 3, 2018, we continue to maintain a full valuation allowance against our US Federal and California deferred tax assets and a partial valuation allowance against foreign net operating losses. The valuation allowance increased by approximately $17.6 million in fiscal 2018.

As of February 3, 2018, net operating loss carry forwards amounted to approximately $66.5 million and $38.7 million for federal and California tax purposes, respectively, which will begin to expire in fiscal 2019 through 2038.  We also had federal and state research credit carryovers of $24.0 million and $22.7 million, respectively. Federal research credits will start expiring in fiscal 2019. The state research credit has no expiration. We have no foreign operating loss carry forwards arising from the acquisition of foreign operations.

Net operating losses and tax credit carry forwards as of February 3, 2018 are as follows (in thousands):

	Amount	Range of Expiration Years

Net operating losses, federal	$66,527	Through 2037*
Net operating losses, state	$38,694	Through 2038
Net operating losses, foreign	$-	Indefinite
Tax credits, federal	$23,952	Through 2038
Tax credits, state	$22,742	Indefinite
* The net operating losses generated in FY18 will be carried forward indefinitely in accordance with provisions of the Tax Cuts and Jobs Act of 2017.

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

The effective tax rate of our provision for (benefit from) income taxes, which reflects the application of the intraperiod tax allocation requirements of ASC 740-20, “Intraperiod Tax Allocation”, was as follows:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Computed at federal statutory rate of 35%	$(41,936)	$(9,688)	$(5,839)
US Tax Reform - Statutory Rate Change	(1,522)	-	-
State taxes provision (benefit), net of federal benefit	(7)	72	29
Uncertain tax positions	1,368	4,022	3,754
Difference between statutory rate and foreign effective tax rate	25,278	6,502	2,801
Share based compensation expense	273	423	(17)
US Tax Reform - Deferred Taxes Re-measurement	5,135	-	-
Change in valuation allowance	24,977	3,831	5,807
ASU 2016-09 adoption	(18,969)	-	-
Tax credits	(727)	881	(1,718)
Bretelon impairment -Goodwill	3,573	-	-
Intraperiod Tax Allocation	(1,725)	(356)	(345)
Other	524	63	(87)
(Benefit from) provision for income taxes	$(714)	$5,750	$4,385

Included in the balance of unrecognized tax benefits as of February 3, 2018 are $9.4 million of tax benefits that, if recognized, would reduce our effective tax rate.  The remaining amount would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Beginning balance	$26,527	$21,045	$14,384
Additions based on tax positions related to the current year	1,726	5,536	5,439
Additions for tax provisions of prior years	59	265	1,530
Reductions for tax provisions of prior years	(3,376)	-	-
Settlements	-	-	-
Lapse of statute of limitations	(75)	319	(308)
Ending Balance	$24,861	$27,165	$21,045

We have adopted the accounting policy that interest and penalties recognized are classified as part of our provision for income taxes. In fiscal 2018, we increased our accrual of such interest and penalties expense by $0.7 million. In fiscal 2017, we increased our accrual of such interest and penalties expense by $0.5 million. As of February 3, 2018 and January 28, 2017, the balance of such accrued interest and penalties was $1.5 million and $0.8 million, respectively. The Company believes that it is reasonably possible that a decrease of up to $1.5 million in unrecognized tax benefits related to US and foreign exposures may be necessary within the coming year. The Company does not believe there will be any material changes in its unrecognized tax benefits over the next twelve months.

Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions.  Significant estimates and judgments are required in determining our worldwide provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

Our tax filings for the fiscal years from 1992 to 2018 remain open in various taxing jurisdictions.

Our acquired Israeli subsidiary, Sigma Designs Israel S.D.I. (formerly known as CopperGate Communications Ltd.), was granted “Approved Enterprise” status under the Law for the Encouragement of Capital Investments, 1959 (the “Law”) in 2005, which became effective in fiscal 2008, and elected 2009 (which became effective in fiscal 2014), and 2011 as election years of the “Benefited Enterprise” under the Law. In fiscal 2017, the Company activated its second Beneficiary Enterprise commencing in fiscal 2015. Sigma Designs Israel’s taxable income allocated to each enterprise is tax-exempt for a period of two years commencing with the year it first earns taxable income and is subject to corporate taxes at the reduced rate for an additional period of five to eight years. The period of tax benefits, as detailed above, is limited to the earlier of 12 years from the “operational year” of the “Benefited Enterprise” or 14 years from the year the grant of “Approved Enterprise” status. The impact of this tax holiday was to increase net income by approximately zero or $0.00 per diluted share in fiscal 2018, $2.9 million or $0.08 per diluted share in fiscal 2017, and $4.1 million or $0.11 per diluted share in fiscal 2016.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21%, effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, the Company has computed its provision for income tax for the February 3, 2018 fiscal year using a blended federal tax rate of 33.7%. The 21% federal tax rate will apply to the Company’s fiscal 2019 and each year thereafter. The Company must remeasure its deferred tax assets and liabilities using the federal tax rate that will apply when the related temporary differences are expected to reverse.

The Company has calculated its best estimate of the impact of the Act in our year end provision for income taxes in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result has recorded $5.1 million as an additional income tax expense, with a corresponding provisional valuation allowance of $5.1 million in the fourth quarter of fiscal 2018, the period in which the legislation was enacted.  This provisional amount is related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was immaterial based on cumulative foreign deficits from our foreign subsidiaries.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $5.1 million recorded in connection with the re-measurement of certain deferred tax assets and liabilities, and corresponding valuation allowance of $5.1 million, was a provisional amount and a reasonable estimate as of February 3, 2018. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities. Any subsequent adjustment to these amounts may be recorded to current tax expense in the quarter of fiscal 2019 when the analysis is complete.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of February 3, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it is unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in its consolidated financial statements.

Based on the Company’s provisional analysis, the one-time transition tax is expected to be immaterial. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities

As of  February 3, 2018, undistributed earnings of the Company totaled $0.9 million. Since U.S. federal income tax has already been provided under the provisions of the Act, the additional tax impact of the distribution of such foreign earnings to the United States parent would be limited to U.S. state income and withholding taxes and is not significant.

16.          Segment and geographical information

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  We are organized as, and operate in, one reportable segment.  Our operating segment consists of our geographically based entities in the United States, Israel and Singapore.  Our chief operating decision-maker reviews consolidated financial information and accompanying revenue information by product group, by target market and by geographic region.  We do not assess the performance of our geographic regions on other measures of income, expense or net income.

Our net revenue is derived principally from the sales of integrated SoC solutions which we sell across both of our target markets. Connected Smart TV Platforms consist of all products that are sold into digital televisions as well as other adjacent markets using chipset products that are designed for video post-processing, products delivering IP streaming video including hybrid versions of these products and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity.

IoT Devices consist of both smart home applications (including gateways and automated consumer devices) and mobile IoT applications (primarily tracking tags). Our smart home product line is marketed under our Z-Wave brand of wireless chips, modules and Z-Wave mesh networking protocol. We derived a portion of our IoT Devices revenue from the achievement of a milestone under a development agreement in connection with our acquisition of Bretelon in the amount of zero and $5.0 million in fiscal years 2018 and 2017, respectively

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, and engineering support services for hardware and software. Such revenue is not significant as it represented 0.7%, 0.1%, and zero of our total net revenue in fiscal 2018, 2017 and 2016, respectively.

The following tables set forth net revenue attributable to each target market (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Connected Smart TV Platforms	$83,865	$175,085	$180,360
IoT Devices	53,406	45,159	46,792
License and Other	2,200	300	98
Less: Discontinued operations	(73,566)	(86,137)	(101,499)
Net revenue	$65,905	$134,407	$125,751

The following table sets forth net revenue for each geographic region based on the ship-to location of customers (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Asia	$115,451	$180,104	$172,773
North America	15,476	32,732	42,335
Europe	8,544	7,692	10,292
Other regions	-	16	1,850
Less: Discontinued operations	(73,566)	(86,137)	(101,499)
Net revenue	$65,905	$134,407	$125,751

The following table sets forth net revenue to each significant country based on the ship-to location of customers (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

China, including Hong Kong	$65,048	$110,195	$93,560
Taiwan	38,673	51,093	50,301
United States	13,892	32,367	41,781
Thailand	1,852	9,487	13,532
Rest of the world	20,006	17,402	28,076
Less: Discontinued operations	(73,566)	(86,137)	(101,499)
Net revenue	$65,905	$134,407	$125,751

Our long-lived assets consist primarily of our software, equipment, and leasehold improvements. The following table sets forth our long-lived assets by geographic region based on the location of the asset (in thousands):

	February 3, 2018	January 28, 2017

United States	$3,337	$11,923
Singapore	962	3,917
All other countries	1,879	2,683
Less: Assets held for sale	(1,839)	(7,265)
Long-lived assets	$4,339	$11,258

The following table sets forth the major direct customers that accounted for 10% or more of our net revenue:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Sunjet Components Corp	22%	20%	16%
Silicon Application	10%	13%	*
Arris Global	*	14%	*
* Accounted for less than 10% of net revenue.

Net revenue from each of the aforementioned major direct customers was primarily generated through the Connected Smart TV Platforms market.

17.          Collaborative arrangement

In September 2016, we entered into a joint collaboration agreement (“JCA”) with Telechips Inc. (“Telechips”) to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips. Telechips is responsible for the manufacture of the products and is also the principal in the end customer product sales. Telechips’ wholly-owned subsidiary has the primary responsibility for order fulfillment, collection of receivables and handling of sales returns in all territories. We receive a marketing service fee in an amount equal to 50% of the net profit from the collaboration agreement, which is included in net revenue. The marketing service fee is recognized when products are shipped and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by Telechips. Research and development costs are shared equally. Cost reimbursement to Telechips is recognized as incurred and included in research and development expenses. During fiscal year 2018, our joint collaboration agreement with Telechips was cancelled by mutual agreement.

On August 14, 2017, we entered into an agreement to license certain set-top box semiconductor technology to Telechips for an aggregate payment of $4.7 million. The payment includes reimbursement of $2.5 million paid by us for a mask set which was capitalized with a corresponding accumulated amortization of $0.6 million.  We recorded $1.1 million license revenue in the third quarter of fiscal 2018 with the remaining payment of $1.1 million recorded upon satisfaction of certain milestones which were completed in the fourth quarter of fiscal 2018. Both parties mutually agreed to terminate the JCA and released each party’s obligation to pay any invoices that may be due and payable under this JCA in the third quarter of fiscal 2018. As a result, we reversed the cumulative amortization expense recorded to cost of revenue of $0.6 million, our cumulative share of research and development expense of $0.7 million and our cumulative net losses recorded in net revenue of $0.3 million.

There is no further collaborative agreement since the termination of the JCA.

18.          Quarterly financial information (unaudited, presented without effect to assets held for sale)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters (in thousands, except per share amounts):

	Fiscal Quarters Ended
	February 3, 2018	October 28, 2017	July 29, 2017	April 29, 2017	January 28, 2017	October 29, 2016	July 30, 2016	April 30, 2016

Net revenue	$26,537	$33,862	$39,508	$39,564	$42,724	$62,729	$61,316	$53,775
Gross profit	11,176	17,116	18,820	18,624	21,401	30,995	29,582	24,001
(Loss) income from operations	(70,019)	(18,884)	(10,954)	(13,377)	(7,163)	2,169	(313)	(6,015)
Net (loss) income	(73,421)	(19,084)	(12,677)	(14,859)	(8,716)	221	(1,722)	(8,098)
Basic net (loss) income per share	$(1.91)	$(0.49)	$(0.33)	$(0.39)	$(0.23)	$0.01	$(0.05)	$(0.22)
Diluted net (loss) income per share	$(1.91)	$(0.49)	$(0.33)	$(0.39)	$(0.23)	$0.01	$(0.05)	$(0.22)

This table, differing from financial statement presentation herein, presents condensed financial information without effect to the reclassifications resulting from discontinued operations.

19.          Related party disclosure

Related party interests.  Thinh Q. Tran, the Company’s former President and Chief Executive Officer and a former member of the Board of Directors is the founder of V-Silicon International, Inc. which, subsequent to year end, acquired the Company’s Connected Smart TV Platforms business unit.  The purchase agreement for the sale of these businesses was negotiated at arm’s length and only after the departure of Mr. Tran from the Company.

Martin Manniche, a member of our board of directors, also serves on the board of directors of Telechips Inc. with which we had a joint collaboration agreement to develop and commercialize a set-top box microprocessor SoC solution. The agreement began in fiscal year 2016 and ended by mutual agreement in the fourth quarter of fiscal 2018.

Disclosure of waivers. The Company has not entered into any agreement with any past or present employee or contractor, with any related party or with any party with potential conflict of interest that waives the Company’s disclosure obligations or enforcement rights pertaining to matters of Company business.

20.          Subsequent events

Divestiture of business unit.  On  February 15, 2018, pursuant to the terms of a Share Purchase Agreement dated February 6, 2018, the Company, along with its wholly-owned subsidiary Sigma Designs Technology Singapore Pte. Ltd., completed the sale to Integrated Silicon Solution (Cayman), Inc. (“ISSI”) of all of the issued and outstanding shares of Sigma Designs Israel S.D.I Ltd., a wholly-owned subsidiary organized under the laws of Israel.  The assets disposed consisted of the Company’s Media Connectivity business unit including the Company’s HomePNA and G.hn product lines.

Pursuant to the Share Purchase Agreement, the Company sold all of the issued and outstanding shares of Sigma Designs Israel S.D.I. Ltd. for $28.0 million, payable in cash. The consideration paid at closing was approximately $23.5 million, an amount which included a deduction of $0.3 million for fluctuations in working capital and which also allowed for $4.2 million to be held back by ISSI subject to customary adjustments after closing.

Closures of facilities and reductions in workforce.  Consistent with our planned reductions in the scope of our operations, management has committed to a plan to close our facilities in The Netherlands, South Korea, Japan, Shenzhen and Hong Kong.  Similarly, workforce reductions planned as of February 3, 2018 have been implemented.  These reductions include substantial workforce reductions in Shanghai and in our US-based research and development operations.

Notification from supplier. The Company was notified by its primary manufacturing supplier TSMC that henceforth all orders for the manufacture of chipsets will require a deposit for 60% of the order price upon order acceptance.

Disposition of assets.  On March 21, 2018, the Company, along with its wholly-owned subsidiaries, Sigma Designs Technology Singapore Pte. Limited, a Singapore limited company (“Asia Seller”), Sigma Designs Technology Netherlands B.V., a Netherlands company (“Netherlands Seller”), Sigma International Limited, a Cayman company (“Cayman Seller” and together with the Company, Asia Seller and Netherlands Seller, collectively and each a “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with V-Silicon International, Inc., a Cayman Islands corporation (“V-Silicon Cayman”) and V-Silicon, Inc., a Delaware corporation (“V-Silicon US,” and together with V-Silicon Cayman, collectively and each a “Buyer”). Subject to the terms and conditions of the Purchase Agreement, Buyer agreed to purchase substantially all of the assets and assume substantially all of the liabilities of the Company’s Smart TV and set-top box business (the “Multimedia Business”), except for certain specified assets and liabilities, from Seller for $5,000,000 (the “Purchase Price”) in cash. The Purchase Price was subject to an adjustment based on the actual net working capital of the Multimedia Business at the closing relative to a target working capital of $2,500,000.  On March 30, 2018, the sale of the Multimedia Business to Buyer was consummated.  After adjustment based on the actual net working capital of the Multimedia Business delivered at the closing, the Purchase Price paid to the Company was $5,254,000.

Thinh Q. Tran, the Company’s former President, former Chief Executive Officer and former member of the Company’s Board of Directors is the founder of buyer V-Silicon International, Inc.

On April 18, 2018, the Company completed the sale of its Z-Wave business unit to Silicon Laboratories, Inc., receiving gross proceeds of $240 million.

Repatriation of financial assets.  As of February 3, 2018, we held cash overseas totaling the equivalent of $34.4 million in US Dollars.  In February 2018, we repatriated $22.8 million (gross) to the United States which is now held in US dollar denominated domestic accounts and is in addition to our other domestic cash holdings.  In connection with the cash transfer, we paid $1.1 million to the Israel Tax Authority, which we charged to income tax expense on the statements of operations.

Settlement agreement reached. On March 27, 2018, the Company reached an agreement to settle its contract pricing dispute with Arris International plc with no material effect to the Company’s financial position.

Litigation assigned. The contingent liability in regards to our ongoing patent infringement litigation with Advanced Silicon Technologies S.a.r.l has been assumed by V-Silicon as part of their purchase of the Smart TV and Set-top Box business units. The company expects to realize no material liability in this matter.

Shareholder litigation. On March 15, 2018, a complaint captioned Ann Noyes v. Sigma Designs, Inc., et al., Case No. 18-cv-01645-WHO was filed in the United States District Court for the Northern District of California naming as defendants Sigma, certain members of the Company Board and Silicon Labs. This action purports to be a class action brought by a shareholder alleging, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 by filing a materially incomplete and misleading preliminary proxy statement on February 23, 2018.  The complaint seeks, among other things, either to enjoin the proposed transactions or to rescind the transactions or award rescissory damages in the event the transactions are consummated. An award of rescissory damages could reduce the amount of cash available for distribution to shareholders in any liquidation that Sigma might undertake following the Asset Sale. A second complaint, making similar allegations, captioned David Speiser v. Sigma Designs, Inc., et al., Case No. 18-cv-01670-WHO, was filed in the same court on March 16, 2018. On March 27, 2018, a third complaint, captioned Robert Stein v. Sigma Designs, Inc., et al., Case No. 3:18-cv-1879-JSW, was filed in the same court, making similar allegations regarding the definite proxy statement filed on March 19, 2018.

Shareholder approval. On April 17, 2018, the Company held a special meeting of the shareholders, notice for which was published by proxy solicitation on March 19, 2018 with subsequent appendices.  The shareholders approved all items for which solicitation was made.  The items which received approval:

(i)

the sale to Silicon Laboratories Inc. of all of the assets which relate to Sigma Designs, Inc.'s Z-Wave business, including all of its equity interest in certain of its subsidiaries engaged in the Z-Wave business and the assumption by Silicon Labs of all the Company’s liabilities related to our Z-Wave business, for $240 million in cash pursuant to an Agreement and Plan of Merger, dated as of December 7, 2017, by and among Silicon Labs, a Delaware corporation, Seguin Merger Subsidiary, Inc., a California corporation and a wholly owned subsidiary of Silicon Labs and the Company;

(ii)	the voluntary liquidation and dissolution of Sigma Designs, Inc. pursuant to the Plan of Liquidation and Dissolution.
(iii)	the adjournment of the special meeting to solicit additional votes to approve the Asset Sale Proposal or the Liquidation Proposal, if necessary or appropriate; and
(iv)

a non-binding, advisory basis, certain compensation that may be paid or become payable to our current and former named executive officers that is based on or otherwise relates to the Asset Sale and the Liquidation (the “Golden Parachute Compensation Proposal”), as disclosed pursuant to Item 402(t) of Regulation S-K in “Interests of Certain Persons in the Asset Sale and the Liquidation—Golden Parachute Compensation.”

Please refer to the Proxy Statement filed March 19, 2018 and subsequent additional materials filed after that date for details in regards to these proposals.

Due to the timing of the shareholder vote and approval, this Form 10-K could only be timely presented on the basis that such shareholder approval was not certain.  Therefore, the representations herein regarding the uncertain nature of the Company’s future plans based upon the outcome of the vote and approval may now considered with the certainty that such approval has been obtained.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of February 3, 2018, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of February 3, 2018.

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

We, including our Interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 3, 2018.  In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, we concluded that our internal control over financial reporting was effective as of February 3, 2018.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also assessed the effectiveness of internal control over financial reporting as of February 3, 2018.  Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended February 3, 2018, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference from the information in the sections captioned “Election of Directors-Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Code of Ethics,” and “Election of Directors-Committees of the Board,” will appear in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information in the sections captioned “Executive Compensation,” and “Election of Directors-Fiscal 2018 Director Compensation,” will appear in an amendment to this Form 10-K to be filed with the Securities and Exchange within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management,” and “Equity Compensation Plan Information,” will appear in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Election of Directors-Certain Relationships and Related Transactions,” and “Election of Directors-Corporate Governance and Other Matters,” will appear in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the sections captioned “Report of the Audit Committee” and “Ratification of Selection of Independent Auditors,” will appear in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

2.	Consolidated Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves	90

All other schedules have been omitted as they are not required, not applicable or the required information is otherwise included.

(b) Exhibits:

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 23rd day of April, 2018.

SIGMA DESIGNS, INC.

By:	/s/ Elias N. Nader
Elias N. Nader

Interim President and Chief Executive Officer

By:	/s/ Elias N. Nader
Elias N. Nader

Chief Financial Officer, SVP

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Elias N. Nader and J. Michael Dodson as his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Elias N. Nader	Interim President and Chief Executive Officer;	April 23, 2018
Elias N. Nader	Chief Financial Officer; Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ J. Michael Dodson	Lead Independent Director	April 23, 2018
J. Michael Dodson

/s/ Martin Manniche	Director	April 23, 2018
Martin Manniche

/s/ Saleel Awsare	Director	April 23, 2018
Saleel Awsare

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for returns, doubtful accounts and discounts are as follows (in thousands):

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Balance, beginning of period	$1,630	$2,002	$1,502
Additions: provision for (recovery of)	407	(372)	692
Deductions: (write-offs) recoveries of	(15)	-	(192)
Total	$2,022	$1,630	$2,002
Less: Assets held for sale	-	-	-
Balance, end of period	$2,022	$1,630	$2,002

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

2.1	Agreement and Plan of Merger dated as of December 7, 2017, by and among Silicon Laboratories Inc., Seguin Merger Subsidiary, Inc. and Sigma Designs, Inc.***	Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on December 8, 2017.

2.2

Share Purchase Agreement dated February 6, 2018, by and among Sigma Designs, Inc., Sigma Designs Technology Singapore Pte. Ltd., Sigma Designs Israel S.D.I Ltd., and Integrated Silicon Solutions (Cayman), Inc.***

Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on February 7, 2018.

2.3

Asset Purchase Agreement dated March 21, 2018, by and among Sigma Designs, Inc., Sigma Designs Technology Singapore Pte. Limited, Sigma Designs Technology Netherlands B.V., Sigma International Limited, V-Silicon International, Inc. and V-Silicon, Inc.***

Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on March 22, 2018.

3.1	Second Restated Articles of Incorporation.

Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Amended and Restated Bylaws of Sigma.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on August 3, 2012.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

3.8	Amendment to By-Laws dated August 20, 2015.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.3*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.4	Lease Agreement dated December 27, 2014 by and between Sigma Designs, Inc. and PLDSPE LLC.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on December 31, 2014.

10.5	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.6	First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 12, 2012.

10.7*	Sigma Designs 2010 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.8*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.

10.9*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.11	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

10.12*	Sigma Designs 2015 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.13*	Sigma Designs 2015 Stock Incentive Plan.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.14*	Form of Executive Severance Agreement.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.15	Form of Voting Agreement by and between Silicon Laboratories Inc. and certain shareholders of Sigma Designs, Inc.	Incorporated by reference to exhibit 99.1 filed with the Current Report on Form 8-K on December 8, 2017

10.16	Separation Agreement dated January 26, 2018 by and between Sigma Designs, Inc. and Thinh Tran	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on January 29, 2018

21.1	Subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino LLP).	Filed herewith.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Filed herewith.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Indicates management contract or compensatory plan or arrangement.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

***	Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sigma Designs hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.