Form 10-K/A
period 2018-02-03
SIGMA DESIGNS INC
filed 2018-06-05
CIK 790715

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

The aggregate market value of the registrant’s common stock, no par value, held by non-affiliates of the registrant on May 5, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $253,906,350 based on the closing sale price of $6.35 per share on that date. Shares of common stock held by each executive officer, director and shareholder known by the registrant to own 10% or more of the registrant’s outstanding common stock based on Schedule 13G or 13D filings and other information known to the registrant, have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 39,985,252 shares of the registrant’s common stock outstanding on May 15, 2018.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A, or the Amendment, to amend our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, as filed with the U.S. Securities and Exchange Commission, or the SEC, on April 24, 2018, or the 10-K. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2018 Annual Meeting of Shareholders, which we do not anticipate holding due to the winding down of the company. In this Amendment, we are also adding disclosure under Item 9B of Part II. This Amendment hereby amends Part II, Item 9B, Part III, Items 10 through 14, and Part IV, Item 15 of the 10-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e., occurring after April 24, 2018) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters will be addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

PART II

ITEM 9B.                OTHER INFORMATION

On April 20, 2018, the Company as part of a reduction in force, eliminated the position of its Chief Operating Officer, Mr. Clarence Salvador Cobar (“Sal Cobar”) effective immediately.

Pursuant to the terms of the Separation Agreement (the “Cobar Separation Agreement”) between the Company and Mr. Cobar dated April 20, 2018 and consistent with the Executive Severance Agreement by and between the Company and Mr. Cobar (the “Severance Agreement”), Mr. Cobar received, following the execution of such Cobar Separation Agreement, severance benefits substantially as provided for below:

1.	an amount equal to twelve (12) months of Mr. Cobar’s base salary in the total amount of $301,980;

2.	an amount equal to 100% of the commission payments received during the twelve (12) month period ending with the termination date in the total amount of $64,423;

3.	100% of the amount of Mr. Cobar’s full target bonus for fiscal year 2019 minus payments already remitted during the fiscal year in the total amount of $80,000; and

4.	the estimated group health continuation coverage premiums under COBRA for twelve (12) months in the total amount of $18,636.

Items 1 through 4 above are payable in a lump sum on the 60th day following the termination date less applicable state and federal payroll deductions and withholdings.

Additionally, pursuant to the terms of the Severance Agreement, 100% of Mr. Cobar’s outstanding equity awards were accelerated and vested fully.

The foregoing description of the Cobar Separation Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Separation Agreement, which is attached as Exhibit 10.14 and is incorporated herein by reference.  The form of Severance Agreement is filed herewith as Exhibit 10.11.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our directors and their ages as of May 15, 2018 are as set forth below:

Name	Age	Position
Saleel Awsare (1)(2)(3)	53	Director
J. Michael Dodson (1)(2)(3)	57	Director
Martin Manniche (1)(2)(3)	50	Director
Elias N. Nader	54	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance and Nominating Committee.

Saleel Awsare has served on Sigma’s Board of Directors since February 2018. Mr. Awsare currently serves, and has served since July 2017, as vice president and general manager of the audio and imaging business of Synaptics, Incorporated, a developer of human interface solutions. Prior to July 2017, Mr. Awsare served in various roles as an officer of Conexant Systems, LLC, a fabless semiconductor company that was acquired by Synaptics in July 2017. From March 2012 to May 2016, Mr. Awsare was a vice president of Conexant Systems, LLC, and from May 2016 to July 2017, Mr. Awsare served as president of Conexant Systems, LLC. Before joining Conexant, Mr. Awsare served as president of Nuvoton Technology Corporation’s U.S. operations and general manager of the company’s audio and voice divisions. In 2008, Mr. Awsare started the audio product line within Nuvoton, a spin-off of Winbond Electronics. Prior to his time at Nuvoton, Mr. Awsare was the executive vice president and general manager of mixed signal products for Winbond Electronics Corporation America. Before joining Winbond, Mr. Awsare was director of engineering for Information Storage Devices, Inc. Mr. Awsare holds a B.S. from Stevens Institute of Technology and an M.S. from Santa Clara University. He has several patents and has written for multiple publications.

Mr. Awsare’s experience in management roles at various technology companies, including his experience in helping to turn around Conexant, enables him to provide our Company with valuable insights for our remaining operations and the challenges we face in winding down. Mr. Awsare’s technological background helps our Board evaluate remaining strategic alternatives.

J. Michael Dodson has served as a member of our Board of Directors since July 2013 and as our Lead Independent Director since January 2014. On May 30, 2018, Mr. Dodson was appointed as Chief Financial Officer and interim Chief Executive Officer of Quantum Corporation. Prior to Quantum Corporation, from August 2017 until May 2018, Mr. Dodson served as the Chief Financial Officer at Greenwave Systems, Inc, a technology development and services company. Prior to Greenwave Systems, Mr. Dodson served as the Chief Operating Officer and Chief Financial Officer of Mattson Technology, Inc., a semiconductor wafer processing equipment manufacturing company, since October 2012 having joined Mattson in October 2011 as Executive Vice President and Chief Financial Officer in October 2011. In May 2016, Mattson was acquired by Beijing E-Town Dragon Semiconductor Industry Investment Center (Limited Partnership) (“E-Town Dragon”), and Mr. Dodson has continued to serve as Chief Financial Officer of Mattson Technology, a wholly owned subsidiary of E-Town Dragon. Prior to joining Mattson, Mr. Dodson served as Senior Vice President and Chief Financial Officer at DDi Corp., a provider of printed circuit board engineering and manufacturing services, from January 2010 until October 2011. Before joining DDi Corp., Mr. Dodson served as the CFO for three global public technology companies and Chief Accounting Officer for an S&P 500 company. Mr. Dodson started his career with Ernst & Young. Mr. Dodson received a bachelor’s degree in Accounting and Information Systems from the University of Wisconsin-Madison.

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

Mr. Manniche’s industry experience enables him to provide valuable insight that assists the Board in managing the strategic direction of our Company. In addition, Mr. Manniche’s experience at both established and start-up companies, in addition to service on other company boards, enables him to bring relevant experience to guide our remaining operations.

Elias N. Nader has been a member of Sigma’s Board of Directors since February 2018. He currently serves as Sigma’s interim President and Chief Executive Officer, having been appointed to that role in January 2018, and current Chief Financial Officer, a position he has held since 2014. Mr. Nader has over 25 years of experience in Finance and Accounting. Before joining Sigma Designs, Mr. Nader was the Chief Financial Officer for Imperial Holding, based in Europe and the Middle East. He has also been a financial consultant with a number of global companies in Europe and the Middle East where he applied his proficiency in French, Spanish and Arabic. Mr. Nader has also served as Corporate Controller for Bay Area-based Dionex Corporation (acquired by Thermo-Fisher). Prior to Dionex, he was the Vice President of Finance at InterWave Communications (acquired by Alvarion, Inc.). Mr. Nader’s strong leadership skills have served him in a number of roles with leading companies such as Adaptive Broadband, Price Waterhouse Coopers (PWC), VeriFone and Seagate. Mr. Nader holds an MBA from San Jose State University.

Mr. Nader’s financial and accounting experience, in general, and his specific knowledge and experience gained in serving as our chief financial officer for many years provides valuable insight to our Board and its decisions relating to our dissolution process and remaining alternatives. Mr. Nader’s financial control background provides a diverse perspective as our Board continues to navigate the dissolution process.

Executive Officers

The names of our executive officers, their ages as of May 15, 2018, and their positions are shown below

Name	Age	Position
Elias N. Nader	54	Interim President and Chief Executive Officer; Chief Financial Officer and Secretary

Our Board appoints executive officers, who then serve at the Board’s discretion.

For information regarding Mr. Nader, please refer to his background information above under the heading “Board of Directors.”

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

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that all of our officers, directors and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal 2018.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics, or the Code, which is applicable to our directors, officers and employees. The Code of Business Ethics and Conduct is available on the Company’s website at http://www.sigmadesigns.com-“Corporate”-“Governance.” The Company will disclose any amendment to the Code or waiver of a provision of the Code applicable to an officer or director in accordance with applicable law, including the name of the officer to whom the waiver was granted, on the Company’s website at http://www.sigmadesigns.com- “Corporate”-“Investor Relations”-“Governance”-“Code of Business Conduct and Ethics.”

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

Board Meetings

The Board of Directors held fifty-six (56) meetings during fiscal 2018. Mr. Thinh Tran, our former Chief Executive Officer, and Mr. Pete Thompson were also members of the Board of Directors until their respective resignations on January 26, 2018 and January 19 2018. Each director attended at least 75% of the meetings held by the Board of Directors and of the committees on which such director served during fiscal 2018.

On February 25, 2018, the Board appointed Elias Nader and Saleel Awsare to serve as members of the Board, effective February 25, 2018. In addition, Mr. Awsare was appointed to serve on the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

Compensation Committee

The current members of the Compensation Committee are Messrs. Awsare, Dodson and Manniche, each of whom is a non-management member of our Board of Directors. Mr. Manniche is currently the chairperson of the Compensation Committee. During fiscal 2018, Mr. Pete Thompson served as a member of the Compensation Committee until his resignation on January 19, 2018. We believe that the composition of our Compensation Committee throughout fiscal 2018 and currently meets the criteria for independence under, and the functioning of our Compensation Committee complies with the applicable requirements of the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and Securities and Exchange Commission rules and regulations. The Compensation Committee’s primary functions, among others, are to review and make recommendations to the Board of Directors concerning our executive compensation policy, including establishing salaries, incentives and other forms of compensation for the Company’s executive officers, and to oversee a risk assessment of the Company’s compensation policies and practices. The Compensation Committee held four (4) meetings and acted by written consent one (1) time during fiscal 2018. Additional information concerning the Compensation Committee’s processes and procedures for the consideration and determination of executive compensation is set forth under the heading “Compensation Discussion and Analysis.” All of our directors serving on the Compensation Committee attended at least 75% of the meetings held in fiscal 2018.

Audit Committee

The Audit Committee currently consists of Messrs. Awsare, Dodson and Manniche, each of whom is a non-management member of our Board of Directors. Mr. Dodson is our audit committee financial expert as currently defined under Securities and Exchange Commission rules. Mr. Dodson is also currently the chairperson of the Audit Committee. During fiscal 2018, Mr. Pete Thompson served as a member of the Audit Committee until his resignation on January 19, 2018. The Audit Committee’s primary functions, among others, are to approve the selection, compensation, evaluation and replacement of, and oversee the work of, our independent registered public accounting firm, pre-approve all fees and terms of audit and non-audit engagements of such auditors, including the audit engagement letter, review Sigma’s accounting policies and its systems of internal accounting controls, and oversee company-wide risk management. We believe that the composition of our Audit Committee during fiscal 2018 and currently meets the criteria for independence under, and the functioning of our Audit Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the current rules of the Nasdaq Stock Market and Securities and Exchange Commission rules and regulations. The Audit Committee held six (6) meetings during fiscal 2018. All of our directors serving on the Audit Committee attended at least 75% of the meetings held in fiscal 2018.

Corporate Governance and Nominating Committee

The current members of the Corporate Governance and Nominating Committee are Messrs. Awsare, Dodson and Manniche, with Mr. Awsare currently serving as the chairperson. During fiscal 2018, Mr. Thompson served as the chairperson of the Corporate Governance and Nominating Committee, until his resignation on January 19, 2018. We believe that the composition of our Corporate Governance and Nominating Committee during fiscal 2018 and currently meets the criteria for independence under, and the functioning of our Corporate Governance and Nominating Committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002, the Nasdaq Stock Market and Securities and Exchange Commission rules and regulations. The Corporate Governance and Nominating Committee is responsible for overseeing matters of corporate governance and for the development of general criteria regarding the qualifications and selection of members of the Board of Directors and recommending candidates for election to the Board of Directors. The Corporate Governance and Nominating Committee will consider recommendations of candidates for the Board of Directors submitted by shareholders of the Company. The Corporate Governance and Nominating Committee is also responsible for periodically evaluating the Company’s risk management process and system in light of the nature of the material risks the Company faces and the adequacy of the Company’s policies and procedures designed to address risk, and recommending to the Board of Directors any changes deemed appropriate by the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held one (1) meeting in fiscal 2018. All of our directors serving on the Corporate Governance and Nominating Committee attended at least 75% of the meetings held in fiscal 2018.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2018 one of our officers or employees. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Programs and Risk

In fiscal 2018, the Company conducted a risk assessment of the Company’s compensation policies and practices and concluded that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. This risk assessment was led by our Chief Executive Officer and Chief Financial Officer with oversight of the assessment conducted by our Compensation Committee. Our Compensation Committee reported the findings of this assessment to our Board of Directors. In this regard, we note that:

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

the compensation we pay our executive officers is a combination of fixed compensation, such as base salary, and bonuses payable upon achievement of measurable corporate goals which do not allow benefit for taking short term or risky actions which could reasonably have a deleterious effect on future operations.

Based on this assessment, the Company concluded that it has a balanced compensation program that does not promote imprudent or excessive risk taking.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section contains a discussion and analysis of how, and the reasons why, we compensated our Chief Executive Officer, Chief Financial Officer and our highest paid other executive officer, our Chief Operating Officer, who we refer to collectively as our named executive officers. In this section, we discuss our executive officer compensation philosophy and objectives, the process under which our executive officer compensation is determined and the elements of our executive compensation program, including a discussion of our compensation decisions for fiscal 2018. Our former Chief Executive Officer, Thinh Tran, departed on January 26, 2018, and our former Chief Operating Officer, Sal Cobar, departed on April 20, 2018. On January 26, 2018, Elias Nader, our Senior Vice President and Chief Financial Officer, was appointed to serve as our interim President and Chief Executive Officer and also remained in the position of Chief Financial Officer. Accordingly, the discussion below relates primarily to the compensation of our named executive officers during fiscal 2018. We also provide information below about the most recent changes to the compensation of Mr. Nader in connection with a retention plan that was implemented and intended to retain Mr. Nader during the wind down and dissolution of the Company.

The Compensation Committee of our Board of Directors, which we refer to as the Committee in this section, administers the compensation program for our named executive officers. The Compensation Committee may not delegate its authority in these matters to other persons.

Our Executive Compensation Philosophy and Objectives

We competed in a dynamic and competitive industry. Our success depended upon our talented employees, and the leadership provided by our named executive officers was a key factor in our success. The Committee designed our executive compensation program to achieve the following objectives:

●

Manage resources efficiently. Employee compensation was a significant expense for us. We strived to manage our compensation programs to balance our need to reward and retain executives with preserving shareholder value.

●	Align the interests of our executives with shareholders. We believe our programs should reward our executive officers for contributions to increase our shareholder value.

●	Attract and retain highly qualified talent. We competed for talented executives with leading technology companies worldwide along with both technology start-ups and established businesses.

In fiscal 2018, our compensation program was designed to reward the contributions of our executive officers to our overall corporate performance. During fiscal 2018, the Committee continued to remain focused on our corporate-wide objectives of operating profitably and increasing revenue growth until the sale of the Company became imminent in December 2017 after which point, the focus shifted to retaining talent to see the Company through its sale process while focusing on the corporate-wide objectives of operating profitably. The Committee reviewed our executive officer compensation policies and programs with these corporate objectives driving its decisions on the level of pay as well as the structure of our incentive compensation programs. This review consisted, among other things, of a review of our executive officer compensation philosophy, pay practices, the implementation of an executive incentive compensation plan, and a review of market comparable data.  As part of its review process, the Committee also reviewed the individual performance of each executive and the leadership demonstrated by the executive during the prior period. Although there were no qualitative or quantitative measures established prior to an evaluation of an individual’s performance, the Committee reviewed the contributions made by an officer to our overall business performance and the performance of the business department for which the officer is primarily responsible. The type of contributions can vary depending on the officer and the business department.

Components of Compensation

In an effort to meet these objectives, our executive compensation program consisted of the following components:

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

●

Equity Awards. The Committee believed that long-term equity incentives that vest over a period of time and focus executives on increasing long-term shareholder value are key retention devices for executives through use of multi-year vesting periods. The use of long-term equity incentives under our current circumstances and dissolution process is no longer critical.

●

Executive Officer Bonus Plan. In fiscal 2018, the Committee adopted a cash incentive bonus plan for executive officers and awards under such plan were earned based on the achievement of certain company performance criteria.

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

In fiscal 2019 and after the completion of the sale of our Z-Wave business, Media Connectivity business and Smart TV and Set-top box businesses, our Compensation Committee focused on the retention of Mr. Nader during the dissolution process. The Committee’s compensation philosophy was designed to incent Mr. Nader to execute our remaining strategic objectives and manage our dissolution process. As a result, in addition to base salary, the Committee implement a retention plan with Mr. Nader, which is described in more detail below.

Our Process of Establishing Executive Compensation

Our executive compensation program is administered by the Committee. Previously in fiscal 2017, the Committee had retained an independent compensation consultant, Radford, to update total direct compensation recommendations based on our then-current stock price and multi-year strategy to bring our executive officer compensation in line with market comparable companies. The Committee referred to the previous executive compensation study and the data provided by Radford during the Committee’s review of executive compensation in fiscal 2018. Finally, the Committee also took into account the results of the shareholder advisory vote on our executive compensation from the 2017 annual meeting of shareholders, where the shareholders approved, on a non-binding and advisory basis, our executive compensation.

In making its compensation decisions in fiscal 2018, the Committee utilized the market assessment previously conducted by Radford. This market assessment consisted of a review of compensation information from a select group of peer companies (identified below) and utilized information from a database selected by Radford. The Committee developed the list of peer companies based on companies meeting one or more of the following criteria: (i) industry group, a company that competes within the semiconductor and related devices industry; (ii) annual revenue; and (iii) market cap size. The Committee took into account feedback provided by the management team in assessing which companies compete with us in the semiconductor and related devices industry. Based on the Committee’s approved criteria, the following companies were selected to form our peer group:

Inphi	Applied Micro Circuits	DSP Group
Vitesse Semiconductor	Lattice Semiconductor	Intermolecular
NeoPhotonics	Peregrine Semiconductor	MaxLinear
Power Integrations	Silicon Image	Pericom Semiconductor

The peer group of companies is the same group of companies used for fiscal 2017, except for the removal of companies that had been acquired in the last fiscal year.

Our Compensation Program Decisions

Base Salary

In fiscal 2018, our Compensation Committee determined to maintain the base salary of our named executive officers at the levels these salaries were in fiscal 2017, except for Sal Cobar, COO, who received a salary increase of five percent (5%). Our Compensation Committee reviewed total cash compensation and determined to focus increased cash compensation on a larger cash incentive program designed to reward a greater level of compensation for performance of the company and for individual contributions by our named executive officers.

Executive Officer Bonus Plan

In July 2017, the Committee approved a Fiscal 2018 Executive Officer Bonus Plan (the “2018 Bonus Plan”), in which each of our executive officers was eligible to participate. The specific annual and quarterly goals were based on achieving or exceeding certain financial performance targets, as well as in certain instances, individual performance metrics specific to the executive’s role within the Company. These targets were designed to reinforce a pay-for-performance culture at the Company. At the time the Committee established these objectives, it believed the targets were challenging but achievable based on its review of the Company’s operating plan and its assessment of the general economic environment.

Our former Chief Executive Officer, Mr. Tran, was eligible to earn up to $335,000 based on company financial performance targets and up to $100,000 based on the attainment of certain strategic objectives described below. The financial performance targets were revenue and operating expenses. The Committee selected these financial performance metrics to incent sales performance, as well as expense management. The fiscal 2018 annual revenue target was $176.9 million. The fiscal 2018 annual operating expense target was $100.5 million. These annual targets were divided into four fiscal quarterly targets as well. If the Company achieved 100% of the quarterly target, then our Chief Executive Officer would be paid 25% of the overall target compensation for this metric, with a year-end reconciliation if we achieved 100% of the total annual target, then the full year bonus would be paid (even if an individual quarterly target was missed). There was no increase for performance above the target and no payment of a pro rata portion of the bonus if performance was under target. Mr. Tran did not earn or receive any payouts.

Our Senior Vice President and Chief Financial Officer, Mr. Nader, was eligible to earn up to $150,000 based on the same company financial performance targets as those described above for Mr. Tran. The annual payout Mr. Nader was eligible to earn for each of the targets was $75,000. Mr. Nader was also eligible to earn $100,000 based on the attainment of certain strategic objectives described below. Mr. Nader earned $18,750 for meeting the first quarter operating expense target. This amount has been accrued but not paid.

Our Chief Operating Officer, Mr. Cobar, was eligible to earn up to $160,990 based on his cash incentive program, which was divided into a payout based on sales commissions as well as company financial and strategic objectives. Instead of being eligible to receive a bonus based on an overall revenue target, Mr. Cobar was paid a commission at a rate of 0.051% for every dollar of revenue recognized by the Company up to 100% achievement of a target of $176.9 million. This meant that Mr. Cobar would be paid a commission bonus beginning with our first sales in the fiscal year and up to a total commission bonus amount of $90,594 based on our sales in the fiscal year. In addition, Mr. Cobar could earn a bonus of up to $30,000 based on the same operating expense targets as Mr. Tran and Mr. Nader. Mr. Cobar was also eligible to earn a bonus of up to $40,000 based on individual objectives related to an improvement in the Company’s product life management process. Finally, Mr. Cobar could earn a bonus of up to $100,000 based on the strategic objectives described below. Mr. Cobar received $7,500 for meeting the first quarter operating expense target plus $30,000 for meeting certain product life management process targets.

Each of our named executive officers could earn a bonus based on the achievement of certain strategic objectives, consisting of the following: (i) $25,000 for each named executive officer if we completed a divestiture of our Wired Connectivity business by the end of fiscal 2018; (ii) $25,000 for each named executive officer if we completed a divestiture of our Smart TV business by the end of fiscal 2018; and (iii) $50,000 for each named executive officer if we completed a sale of the entire company by the end of fiscal 2018. Since none of these objectives were achieved within fiscal 2018, no bonuses were paid out to our executive officers for the achievement of certain strategic objectives.

In fiscal 2018, the resulting payouts under the 2018 Bonus Plan to our executive officers were as follows: (i) no bonus was paid out to our Chief Executive Officer; (ii) no bonus was paid out to our Senior Vice President and Chief Financial Officer although $18,750 has been accrued for meeting first quarter operating expense target; and (iii) $37,500 was paid out as a bonus to our Chief Operating Officer for meeting Operation Expenses reduction targets in Q1 FY18, Q1 & Q2 MBO Bonus on product approval and ROI process for new products and Q3 MBO implementation of product cost reduction process to improve Gross Margin percentage.

Discretionary Bonus Awards

The Committee, from time to time, may award discretionary bonuses to our executive officers. The Committee did not award any discretionary bonuses to our executive officers in fiscal 2018, because it determined the cash incentive program addressed compensation for performance during fiscal 2018 and saw no reason to diverge from the parameters of the 2018 Bonus Plan.

Equity Incentive Awards

Our equity-based incentive program for the entire company, including executive officers, primarily consists of stock options and restricted stock units, as well as our employee stock purchase program. In fiscal 2018, the Committee determined not to award any new equity incentive grants to our named executive officers primarily as a result of its review of current equity and equity incentive holders of our named executive officers as well as the Company’s active strategic alternatives review.

Change in Control Benefits

An additional component of our executive compensation program is change in control and severance benefits. The Committee believes these benefits were critical for remaining competitive with our peers in the area of executive compensation. These protections also allowed our executives to focus on our corporate objectives and align their interest with our shareholders if a strategic opportunity arises in the future. Our executive officers have the following change in control and severance benefits.

Each of Messrs. Nader and Cobar is a party to an individual Executive Severance Agreement and Mr. Tran was previously party to an individual Executive Severance Agreement that was superseded by a separation agreement as is discussed below (collectively, the “Executive Severance Agreements”). The Executive Severance Agreements provide for certain separation benefits in the event that the executive experiences an “involuntary termination” (as defined in the applicable Executive Severance Agreement), which is defined to mean an involuntary termination by Sigma (or a successor entity) without “cause” (as defined in the applicable Executive Severance Agreement) or a voluntary resignation by the executive under certain circumstances.

Under each of the executive officer’s Executive Severance Agreement, if the executive officer’s involuntary termination occurs at any time prior to 18 months following a “change of control” (as defined in the applicable Executive Severance Agreement), then the executive officer is entitled to:

●

a cash payment equal to the product of one times the sum of (i) the executive officer’s annual base salary plus (ii) the executive officer’s annual bonus target, all payable by the Company in a lump sum within 60 days following the termination date;

●	reimbursement of COBRA premium payments made by the executive to maintain his group health plan benefits for 12 months after the date of termination; and

●

accelerated vesting of the executive’s outstanding equity awards with respect to that number of shares that would have otherwise vested based on continued service during the 12 month period following the date of termination.

Each of the Executive Severance Agreements defines “change of control” to include “closing of a sale by the Company of all or substantially all of the Company’s assets.” The sale by the Company of its Z-Wave business to Silicon Laboratories Inc. (“Silicon Labs”), which was completed in April 2018 constituted a sale of “substantially all of the Company’s assets” and, therefore, constituted a change of control for this purpose. In addition, an involuntary termination would be deemed to occur if the buyer acquiring control in a change in control transaction did not assume the obligations of the Executive Severance Agreement. In the Z-Wave sale, Silicon Labs did not assume these Executive Severance Agreements; and therefore, an involuntary termination could be triggered by each executive, if such executive was to resign within 60 days of the closing of that transaction. Under each of the executive officer’s Executive Severance Agreement, if the executive officer’s involuntary termination occurs on the date of a “change of control” (as defined in the applicable Executive Severance Agreement), such as the Z-Wave sale, or within 18 months after the date of a “change of control”, then the executive is entitled to all severance benefits described in the bullets above in addition to the following enhancements:

●

the cash payment to Mr. Tran is increased to equal to the product of two (rather than one) times the sum of (i) Mr. Tran’s annual base salary plus (ii) the annual bonus target, all payable by the Company in a lump sum within 60 days following the termination date;

●

the lump sum payment to Mr. Tran for COBRA premiums is increased to equal the amount that would be paid by Mr. Tran to maintain his medical and dental benefits for 24 months (rather than 12 months) after the date of termination; and

●	for each of Messrs. Cobar, Nader and Tran, accelerated vesting in 100% of the executive’s outstanding equity awards (rather than 12 months accelerated vesting).

The foregoing payments and benefits are subject to the executive’s execution of a release of claims against the Company and its affiliates and successors. The Executive Severance Agreements also provide that in the event any payment or benefit made in connection with a change in control of Sigma (the “Change in Control Payments”) would be subject to the excise tax imposed under Section 4999 of the Code, such Change in Control Payments will be either (i) reduced or (ii) provided in full, whichever results in the executive officer receiving the greater amount after taking into consideration the payment of all taxes, including the excise tax under Section 4999 of the Code. None of the executive officers is entitled to any tax “gross up” in respect of excise taxes, if any, that might be assessed under 4999 of the Code in respect of the Change in Control Payments.

On January 26, 2018, Mr. Tran and the Company entered into a Separation Agreement (the “Tran Separation Agreement”) addressing Mr. Tran’s cessation of employment at the Company and resignation from the Company Board, each effective as of January 26, 2018. The Tran Separation Agreement provides that, upon the release of claims in the Tran Separation Agreement becoming irrevocable, Mr. Tran would receive the severance benefits due under his Executive Severance Agreement for an involuntary termination occurring prior to a change of control. See the paragraphs above for a description of these benefits. The Tran Separation Agreement further provides that, if a change of control of the Company with Silicon Labs (such as the Z-Wave sale) occurs no later than July 25, 2018, then Mr. Tran would be entitled to receive the additional benefits provided for in Mr. Tran’s Executive Severance Agreement for an involuntary termination occurring on, or within 18 months after, a change of control. See the paragraphs above for a description of these additional benefits. As a result of the consummation of the Z-Wave sale in April 2018, Mr. Tran received his full severance payments.

General Benefits

In addition to the compensation opportunities we describe above, we also provide our executive officers other employee benefits such as medical insurance, life and disability insurance and our 401(k) Savings/Retirement Plan, in each case on the same basis as other employees.

Retention Plan

Effective January 26, 2018, Mr. Nader was appointed Interim President and Chief Executive Officer, in addition to his role as Senior Vice President and Chief Financial Officer of the Company. Further, on February 25, 2018, he was also elected as a member of the Board of Directors.

To encourage Mr. Nader’s continued employment with the Company, through the liquidation and winding up process, the Company revised the terms of his employment and instituted a retention plan for him, dated May 25, 2018 (the “Retention Plan”). By the terms of the Retention Plan, Mr. Nader’s base salary was increased to $394,200 with a catch-up period from January 26, 2018 through May 25, 2018. Pursuant to the terms of the Retention Plan, Mr. Nader will receive bonus payments of $100,000 for the closing of the Z-Wave sale, $75,000 for the closing of the Wired Connectivity business sale and $75,000 for the closing of the Smart TV and Set-top Box business sale. Additionally, Mr. Nader is eligible to earn the following bonus amounts upon achievement of the specified transaction milestones outlined below, subject to his continued employment through the date the Board of Directors certifies each achievement:

●	A one-time payment of $50,000 following complete wind down or closing of the sale of the Company’s mobile IOT business; and
●	A one-time payment of $250,000 upon the complete wind down or liquidation of the Company.

The determination of the completion of the wind down and/or liquidation of the Company will be made at the reasonable discretion of the Board of Directors.

The Retention Plan also acknowledges that Mr. Nader’s voluntary resignation of employment on or within 18 months following the Z-Wave sale would constitute an involuntary termination in connection with a change-of-control, and as such, to encourage Mr. Nader’s continued employment with the Company and through the implementation of the Plan of Liquidation of the Company, the Retention Plan agrees to provide him with the severance benefits to which he would have been entitled had he terminated his employment on the closing of the Z-Wave sale, as described in the “Change of Control Benefits” above.

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

Fiscal 2018 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Elias N. Nader	2018	300,000	18,750	204,731	__		7,805		531,286
Interim President and Chief Executive Officer, and Chief Financial Officer	2017	300,000	125,000	309,675	__		8,284	(2)	742,959
	2016	283,129	157,485	485,680	__		2,801	(3)	929,095

Thinh Q. Tran	2018	394,200	__	595,804	__		10,872		1,000,876
Former President and Chief Executive Officer (6)	2017	394,200	279,225	730,260	__		10,944	(4)	1,414,629
	2016	375,200	281,550	1,102,300	__		6,141	(5)	1,765,191

Sal Cobar	2018	301,980	37,500	157,200	70,248		8,772		575,700
Former Chief Operating Officer (7)	2017	287,600	25,000	247,740	70,361	(8)	9,412		640,113
	2016	277,431	50,000	485,680	71,999	(8)	2,740		887,850

(1)

Amounts represent the grant date fair value of shares underlying stock awards, calculated in accordance with ASC Topic 718, rather than amounts paid to or realized by the named individual. For the underlying assumptions used to calculate fair value, please refer to the footnotes to our consolidated financial statements in our Annual Report on Form 10-K for the corresponding fiscal year.

(2)	Represents $6,478 paid for 401K match and $1,806 paid for group term life insurance.
(3)	Represents $1,770 paid for 401K match and $1,031 paid for group term life insurance.
(4)	Represents $6,072 paid for 401K match, $2,100 paid for employer match on health savings account and $2,772 paid for group term life insurance
(5)	Represents $1,444 paid for 401K match, $1,925 paid for employer match on health savings account and $2,772 paid for group term life insurance.
(6)	Mr. Tran terminated his employment with the Company effective January 26, 2018.
(7)	Mr. Cobar terminated his employment with the Company effective April 20, 2018.
(8)	Represents amounts paid for sales commissions.
(9)	Represents $6,640 paid for 401K match and $2,772 paid for group term life insurance
(10)	Represents amounts paid for group term life insurance.

Fiscal 2017 Grants of Plan-Based Awards Table

During the fiscal year ended February 3, 2018, we did not make any grants for plan-based awards to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of February 3, 2018:

	Option Awards				Stock Awards (2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date (1)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Elias N. Nader	19,791	30,209	6.48	7/7/26	—		—
Chief Financial Officer (current Interim President and Chief Executive Officer and Chief Financial Officer)					15,625	(4)	86,718.75
					8,438	(5)	46,830.90

Thinh Q. Tran Former President and Chief Executive Officer (6)	45,000	75,000	6.48	7/7/26	—		—

Sal Cobar	80,000	—	11.74	4/19/20	—		—
Former Chief Operating Officer (7)	15,833	24,167	6.48	7/7/26	—		—
					8,438	(5)	46,830.90
					12,500	(4)	69,375.00

(1)	Except as otherwise noted, the options have a term of 10 years, subject to earlier termination in certain events relating to termination of employment.

(2)	Stock awards listed consist only of time-based shares (also called "restricted stock award") which will be converted into our common stock upon vesting.

(3)

The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of our common stock of $5.55 on February 2, 2018, the last trading day of fiscal 2018, as reported on the Nasdaq Global Market.

(4)	This restricted stock award was granted on July 7, 2016 and vests over four years. 25% of the award vested on 7/7/17 and 1/16th of the award vests quarterly thereafter.

(5)	This restricted stock award was granted on July 10, 2015 and vests over four years. 25% of the award vested on 3/16/2016 and 1/16th of the award vests quarterly thereafter.

(6)	Mr. Tran terminated his employment with the Company effective January 26, 2018.

(7)	Mr. Cobar terminated his employment with the Company effective April 20, 2018.

Fiscal 2018 Option Exercises and Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vested ($)(1)
Elias N. Nader	43,875	262,171
Interim President and Chief Executive Officer, and Chief Financial Officer

Thinh Q. Tran	79,375	466,221
Former President and Chief Executive Officer (2)

Sal Cobar	32,000	189,786
Former Chief Operating Officer (3)

(1)

The aggregate dollar value realized upon the vesting of an award represents the market price of the underlying shares on the date of vest as measured by the closing price on the Nasdaq Global Market multiplied by the number of shares vested.

(2)	Mr. Tran terminated his employment with the Company effective January 26, 2018.
(3)	Mr. Cobar terminated his employment with the Company effective April 20, 2018.

Fiscal 2018 Director Compensation

The compensation we pay our non-employee directors is reviewed by our compensation committee and ultimately approved, taking into account information from our Compensation Committee, by our full Board of Directors, which includes one employee director.

We have established a cash compensation program for our non-employee directors. In fiscal 2018, each non-employee director was entitled to the following cash compensation (each retainer is paid quarterly):

Annual retainer for service as Board member	$50,000
Annual retainer for service as a chairperson of any committee of the Board	$10,000
Annual retainer for service as chairperson or lead director of the Board	$10,000

We do not have a policy of automatic equity incentive awards to our non-employee directors either for initial grants when first joining the Board of Directors or in connection with the re-election to the Board of Directors at an annual meeting of shareholders.

Each non-employee director who served on our Board in fiscal 2018 received RSUs with the following terms: (i) a number of restricted stock units equal to $100,000 divided by the price per share of our Common Stock on the date of grant; (ii) the RSU will vest on the earlier of the one year anniversary from the date of grant or the date of the 2018 annual meeting; and (iii) such vesting shall fully accelerate upon a change in control of the Company. Our sale of the Z-Wave business to Silicon Labs constituted a change in control transaction, which triggered the acceleration of these outstanding awards held by non-employee directors at the time of the closing of the transaction.

In connection with the appointment to the Board on February 25, 2018, the Company agreed to pay Mr. Awsare total annual cash compensation (partially in lieu of equity compensation) of $200,000, paid in quarterly installments. Payment of the annual amount will accelerate in full if our dissolution occurs within Mr. Awsare’s first year of service on the Board. Mr. Awsare did not receive any equity awards upon joining our board of directors.

The following chart shows the compensation paid to each non-employee director for their service in fiscal 2018:

Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
J. Michael Dodson	70,000	99,999	169,999
Martin Manniche	60,000	99,999	159,999
Pete Thompson	60,000	99,999	159,999

(1)	The amounts listed under "Fees Earned or Paid in Cash" are based on actual payments made to our non-employee directors.

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

(3)	Our non-employee directors who served during fiscal 2018 held restricted stock units as of February 3, 2018 as follows:

Director	Restricted Stock Units
J. Michael Dodson	68,050
Martin Manniche	53,829
Pete Thompson	72,661

Compensation Committee Report

The following report has been submitted by the Compensation Committee of our Board of Directors:

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The foregoing report was submitted by the Compensation Committee of the Board of Directors and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Exchange Act of 1934.

Respectfully submitted,

Saleel Awsare

Martin Manniche

J. Michael Dodson

ITEM 12.	COMMON STOCK OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company Common Stock as of the May 15, 2018 by:

●	each person who is known by us to own beneficially more than 5% of the Company Common Stock;

●	each of our current directors;

●	each of our named executive officers; and

●	all current directors and executive officers as a group.

Name - of Beneficial Owner	Shares Beneficially Owned(1)	Percentage Beneficially Owned
5% Shareholder
Entities affiliated with Soros Fund Management LLC(2)	5,118,789	12.8%
Entities affiliated with Dimensional Fund Advisors LP (3)	3,132,062	7.8%
Entities affiliated with Renaissance Technologies LLC (4)	2,473,500	6.2%
Entities affiliated with Blackrock, Inc. (5)	2,301,861	5.8%
Named Executive Officers and Directors
Elias N. Nader (6)	74,202	*
Sal Cobar (7)	165,973	*
Thinh Q. Tran (8)	1,061,887	2.7%
J. Michael Dodson	118,340	*
Martin Manniche	84,623	*
Saleel Awsare	–	–
All current directors and executive officers as a group (5 persons)	277,165	*

*Represents less than 1% of Company Common Stock.

(1)

The persons named in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based solely on a report on Schedule 13G filed on February 14, 2018. Soros Fund Management LLC (“SFM”) is deemed to beneficially own the shares of Company Common Stock held for the account of Quantum Partners LP, a Cayman Islands exempted limited partnership (“Quantum Partners”), for which SFM serves as principal investment manager and has sole voting and dispositive power with respect to the securities. George Soros, Chairman and Manager of SFM, and Robert Soros, Manager of SFM, may also be deemed to beneficially own the shares of Company Common Stock and hold shared power to direct the disposition of and to vote the securities. The principal business address of SFM, George Soros and Robert Soros is 250 West 55th Street, 38th Floor, New York, New York 10019.

(3)

Based solely on a report on Schedule 13G/A filed on February 9, 2018. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess sole voting power with respect to 3,006,257 shares and sole dispositive power with respect to 3,132,063 shares that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of Company Common Stock held by the Funds. All of the shares reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. The principal business address of Dimensional is 6300 Bee Cave Road, Austin, Texas, 78746.

(4)

Based solely on a report on Schedule 13G filed on February 14, 2018. Renaissance Technologies LLC (“RTC”), an investment advisor, has sole voting and dispositive power with respect to the shares. Renaissance Technologies Holdings Corporation (“RTHC”) as majority owner of RTC, may be deemed to be the beneficial owner of the shares held by RTC. The principal business address of RTC and RTHC is 800 Third Avenue, New York, New York 10022.

(5)

Based solely on a report on Schedule 13G/A filed on January 23, 2018. BlackRock, Inc. is deemed to beneficially own the shares of Company Common Stock held in the accounts of BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Fund Advisors; BlackRock Institutional Trust Company, National Association; BlackRock Financial Management, Inc.; and BlackRock Investment Management, LLC., for which it serves as a parent holding company and holds the sole power to direct investments with respect to 2,301,861 shares and sole power to vote 2,256,028 of such shares. The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(6)	Includes 28,250 shares which are issuable upon the exercise of Company Options exercisable within 60 days of May 15, 2018.
(7)	Includes 120,000 shares issuable upon the exercise of Company Options which are exercisable within 60 days of May 15, 2018.
(8)

Includes 120,000 shares issuable upon exercise of outstanding Company Options which are exercisable within 60 days of May 15, 2018, and 841,213 shares of Company Common Stock held by Thinh Q. Tran’s family trust.

Equity Compensation Plan Information

The following table sets forth required information for the Company’s equity compensation plans as of February 3, 2018:

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

Director Independence

The Board of Directors has determined that each of Messrs. Dodson, Manniche and Awsare is an “independent director” within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth the fees billed for services rendered by Armanino LLP for each of our last two fiscal years.

	2018	2017
Audit fees (1)	$1,080,151	$996,843
Tax-related fees (2)	$373,235	$211,175
Total	$1,453,386	$1,208,018

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

Pre-Approval Policies and Procedures

The Company’s Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the Company’s independent registered public accounting firm. In connection with these responsibilities, the Company’s Audit Committee adopted a policy for pre-approving the services and associated fees of the Company’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all audit and audit related services. All of the services in fiscal 2017 and 2018 were pre-approved by the Audit Committee. The policy also mandates that no engagements of the Company’s independent registered public accounting firm for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedules are incorporated by reference into this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fremont, State of California, on the 5th day of June 2018.

SIGMA DESIGNS, INC.

By:	/s/ Elias N. Nader
Elias N. Nader
Interim President & Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elias N. Nader	Interim President and Chief Executive Officer	June 5, 2018
Elias N. Nader	(Principal Executive Officer)

/s/ Elias N. Nader	Senior Vice President, Chief Financial Officer	June 5, 2018
Elias N. Nader	(Principal Financial and Accounting Officer)

*	Lead Independent Director	June 5, 2018
J. Michael Dodson

*	Director	June 5, 2018
Saleel Awsare

*	Director	June 5, 2018
Martin Manniche

*/s/Elias N. Nader	June 5, 2018
Elias N. Nader, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

2.1***	Agreement and Plan of Merger dated as of December 7, 2017, by and among Silicon Laboratories Inc., Seguin Merger Subsidiary, Inc. and Sigma Designs, Inc.	Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on December 8, 2017.

2.2***	Share Purchase Agreement dated February 6, 2018, by and among Sigma Designs, Inc., Sigma Designs Technology Singapore Pte. Ltd., Sigma Designs Israel S.D.I Ltd., and Integrated Silicon Solutions (Cayman), Inc.	Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on February 7, 2018.

2.3***	Asset Purchase Agreement dated March 21, 2018, by and among Sigma Designs, Inc., Sigma Designs Technology Singapore Pte. Limited, Sigma Designs Technology Netherlands B.V., Sigma International Limited, V-Silicon International, Inc. and V-Silicon, Inc.	Incorporated by reference to exhibit 2.1 filed with the Current Report on Form 8-K on March 22, 2018.

3.1	Second Restated Articles of Incorporation.

Incorporated by reference to exhibit filed with the Registration Statement on Form S-1 (No. 33-17789) filed October 8, 1987, Amendment No. 1 thereto filed June 9, 1988 and Amendment No. 2 thereto filed June 14, 1988, which Registration Statement became effective June 14, 1988.

3.2	Certificate of Amendment to the Second Restated Articles of Incorporation dated June 22, 2001.	Incorporated by reference to exhibit 3.1 filed with the Registration Statement on Form S-8 (No. 333-64234) filed on June 29, 2001.

3.3	Amended and Restated Bylaws of Sigma.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on August 3, 2012.

3.4	Certificate of Determination of Preferences of Series A Preferred Stock dated June 13, 1997.	Incorporated by reference to exhibit 3.3 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.5	Certificate of Determination of Preferences of Series B Preferred Stock dated January 30, 1998.	Incorporated by reference to exhibit 3.4 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.6	Certificate of Determination of Preferences of Series C Preferred Stock dated January 20, 1999.	Incorporated by reference to exhibit 3.5 filed with the Registrant’s Form S-1 filed on September 14, 2007.

3.7	Certificate of Amendment to the Second Restated Articles of Incorporation dated January 28, 2008.	Incorporated by reference to exhibit 3.7 filed with the Annual Report on Form 10-K filed on April 2, 2008.

3.8	Amendment to By-Laws dated August 20, 2015.	Incorporated by reference to exhibit 3.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.1*	2001 Employee Stock Option Plan.	Incorporated by reference to exhibit 4.1 filed with the Registration Statement on Form S-8 (333-64234) filed on June 29, 2001.

10.2	Lease Agreement dated December 27, 2014 by and between Sigma Designs, Inc. and PLDSPE LLC.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on December 31, 2014.

10.3	Industrial Lease by and between AMB Property, L.P. and Sigma dated February 22, 2007.	Incorporated by reference to exhibit 10.15 filed with the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

10.4	First Amendment to Lease Agreement entered into as of October 8, 2012 by and between Prologis, L.P. and Sigma Designs, Inc.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on October 12, 2012.

10.5*	Sigma Designs 2010 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 13, 2011.

10.6*	Amended and Restated 2009 Stock Incentive Plan and forms of agreements thereto.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed on July 14, 2011.

10.7*	CopperGate Communications Ltd. 2003 Share Option Plan.	Incorporated by reference to exhibit 99.1 filed with the Registration Statement on Form S-8 filed on November 16, 2009.

10.8	Form of Director and Officer Indemnification Agreement.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K filed on August 3, 2012.

10.9*	Sigma Designs 2015 Employee Stock Purchase Plan.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on August 24, 2015.

10.10*	Sigma Designs 2015 Stock Incentive Plan.	Incorporated by reference to exhibit 10.2 filed with the Current Report on Form 8-K on August 24, 2015.

10.11*	Form of Executive Severance Agreement.	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on July 16, 2015.

10.12	Form of Voting Agreement by and between Silicon Laboratories Inc. and certain shareholders of Sigma Designs, Inc.	Incorporated by reference to exhibit 99.1 filed with the Current Report on Form 8-K on December 8, 2017

10.13	Separation Agreement dated January 26, 2018 by and between Sigma Designs, Inc. and Thinh Tran	Incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K on January 29, 2018

10.14	Separation Agreement dated April 20, 2018 by and between Sigma Designs, Inc. and Sal Cobar	Filed herewith.

21.1	Subsidiaries of the Registrant.	Previously filed.

23.1	Consent of Independent Registered Public Accounting Firm (Armanino LLP).	Previously filed.

24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K).	Previously filed.

31.1	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Previously filed.

31.2	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Previously filed.

31.3**	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

31.4**	Certification of the Chief Financial Officer and Secretary pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).	Filed herewith.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed.

101.INS	XBRL Instance.	Previously filed.

101.SCH	XBRL Taxonomy Extension Schema.	Previously filed.

101.CAL	XBRLTaxonomy Extension Calculation.	Previously filed.

101.DEF	XBRL Taxonomy Extension Definition.	Previously filed.

101.LAB	XBRL Taxonomy Extension Labels.	Previously filed.

101.PRE	XBRL Taxonomy Extension Presentation.	Previously filed.

*	Indicates management contract or compensatory plan or arrangement.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 31.3 and 31.4 hereto are deemed to accompany this Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act.

***	Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Sigma Designs, Inc. hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.