Form 10-Q
period 2018-05-05
SIGMA DESIGNS INC
filed 2018-06-14
CIK 790715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

As of June 1, 2018, the Company had 39,989,852 shares of Common Stock outstanding.

SIGMA DESIGNS, INC.

 QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED May 5, 2018

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(In thousands)

May 5, 2018

Cash and cash equivalents	$279,407
Prepaid expenses and other current assets	5,698
Software, equipment and leasehold improvements, net	232
Other non-current assets	1,088
Liability for estimated costs during liquidation	(17,934)
Accounts payable	(11,046)
Income taxes payable	(10,882)
Accrued compensation and related benefits	(4,444)
Accrued liabilities	(1,497)
Other long-term liabilities	(1,180)
Commitments and contingencies (Note 8)
Net assets in liquidation (1)	$239,442

See the accompanying Notes to Condensed Consolidated Financial Statements

(1) The net assets in liquidation amount may not equal the aggregate amount of cash available to shareholders for distribution in liquidation. Certain amounts reflected above, including income taxes payable, include amounts that are currently reserved but may not ultimately be required to be paid in cash.

SIGMA DESIGNS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Going Concern Basis)

(In thousands, except share and per share data)

February 3, 2018
ASSETS
Current assets
Cash and cash equivalents	$38,628
Accounts receivable, net of allowances of $2,022 as of February 3, 2018	9,715
Inventory	3,038
Prepaid expenses and other current assets	6,771
Current assets held for sale	21,893
Total current assets	80,045

Software, equipment and leasehold improvements, net	4,339
Intangible assets, net	2,551
Non-current assets held for sale	4,703
Other non-current assets	4,459
Total assets	$96,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,333
Accrued compensation and related benefits	4,048
Accrued liabilities	9,867
Current liabilities held for sale	13,807
Total current liabilities	37,055

Income taxes payable	11,580
Deferred tax liabilities	45
Long-term liabilities held for sale	4,144
Other long-term liabilities	3,153
Total liabilities	55,977

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock; no par value, authorized 2,000,000 shares, none issued and outstanding	-
Common stock and additional paid-in capital; no par value; 100,000,000 shares authorized; 44,183,017 issued and 39,462,268 outstanding as of February 3, 2018	466,298
Treasury stock	(88,336)
Accumulated other comprehensive loss	18
Accumulated deficit	(337,860)
Total shareholders’ equity	40,120
Total liabilities and shareholders’ equity	$96,097

See the accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(In thousands)

Three Months Ended
May 5, 2018

Shareholders’ equity as of April 17, 2018, pre-adoption of liquidation basis	$264,809
Effects of adopting the liquidation basis of accounting:
Change in net realizable value of prepaid expenses and other current assets	(972)
Change in net realizable value of software, equipment and leasehold improvements, net	(1,516)
Change in net realizable value of other non-current assets	(192)
Change in settlement of income taxes payable and deferred tax liability	(161)
Estimated liquidation and operating costs during liquidation	(17,934)
Total effects of adopting the liquidation basis of accounting	(20,775)
Net assets in liquidation, post adoption of liquidation basis	244,034
Changes in net assets in liquidation:
Change in settlement amounts of accounts payable	(3,271)
Change in settlement amounts of accrued liabilities	(1,321)
Total changes in net assets in liquidation	(4,592)
Net assets in liquidation	$239,442

See the accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Going Concern Basis)

(In thousands, except per share data)

Three Months Ended
April 29, 2017

Net revenue	$39,564
Cost of revenue	20,940
Gross profit	18,624

Operating expenses
Research and development	18,169
Sales and marketing	5,372
General and administrative	5,454
Impairment of IP	3,006
Total operating expenses	32,001
Loss from operations	(13,377)
Interest and other expense, net	(465)
Loss before income taxes	(13,842)
Provision for income taxes	1,017
Net loss	$(14,859)

Net loss per common share:
Basic	$(0.39)
Diluted	$(0.39)

Shares used in computing net loss per share:
Basic	38,156
Diluted	38,156

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Going Concern Basis)

(In thousands)

Three Months Ended
April 29, 2017

Net loss	$(14,859)

Other comprehensive income:
Change in currency translation adjustments, net of tax	245
Change in unrealized gains on marketable securities, net of tax	3
Other comprehensive income	248

Comprehensive loss	$(14,611)

See the accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

Three Months Ended
April 29, 2017
Cash flows from operating activities:
Net loss	$(14,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,277
Stock-based compensation	1,529
Provision for excess and obsolete inventory	449
Provision for sales returns, discounts and doubtful accounts	11
Deferred income taxes	(81)
Impairment of IP	3,006
Other non-cash activities	313
Changes in operating assets and liabilities:
Accounts receivable	8,880
Inventory	(1,167)
Prepaid expenses, other current and non-current assets	(337)
Accounts payable	3,411
Other long-term liabilities, accrued liabilities, compensation and related benefits	2,352
Income taxes payable	732
Net cash provided by operating activities	8,516

Cash flows from investing activities:
Restricted cash	(15)
Sales and maturities of marketable securities	2,003
Purchases of software, equipment and leasehold improvements	(4,118)
Purchases of IP	(1,044)
Net cash used in investing activities	(3,174)

Cash flows from financing activities:
Net share settlement of equity awards issued to employees	(84)
Net proceeds from exercise of employee stock options and stock purchase rights	6
Net cash used in financing activities	(78)

Effect of foreign exchange rate changes on cash and cash equivalents	8
Net increase in cash and cash equivalents	5,272

Cash and cash equivalents, beginning of period	66,425
Cash and cash equivalents, end of period	$71,697

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$349

See the accompanying Notes to Condensed Consolidated Financial Statements

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization and summary of significant accounting policies

Organization and Nature of Operations

Prior to the sales of our Media Connectivity, Smart TV and Set-top Box and Z-Wave business units (see sale of business units below for further information), Sigma Designs, Inc. (referred to collectively in these unaudited condensed consolidated financial statements as “Sigma,” “we,” “our,” “the Company” and “us”) was a provider of intelligent platforms for use in a variety of home entertainment and home control appliances. We sold our products into two primary target markets which are the Connected Smart TV Platforms and Internet of Things (“IoT”) Devices markets. Our integrated system-on-chip (“SoC”) solutions served as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home, and mobile IoT products. A majority of our primary products were semiconductors that were targeted toward end-product manufacturers, Original Equipment Manufacturers (“OEMs”), and Original Design Manufacturers (“ODMs”), however, a certain amount of non-recurring engineering services, development kit sales, and licensing revenue was also derived from our target markets. Additionally, we derived a minor portion of our revenue from non-core licensing and other activities, which is reported under the License and other markets. On April 17, 2018, our shareholders approved a Plan of Liquidation and Dissolution following the consummation of the sale of our Z-Wave business. In accordance with the Company’s Plan of Liquidation and Dissolution, we filed the Certificate of Election to Wind Up and Dissolve with the Secretary of State in California on May 4, 2018. In accordance with the General Corporation Law of the State of California, the Company’s sole purpose is winding down its remaining business. See Plan of Liquidation and Dissolution below for further information.

Sales of Business Units

On February 15, 2018, pursuant to the terms of a Share Purchase Agreement dated February 6, 2018, the Company, along with its wholly-owned subsidiary Sigma Designs Technology Singapore Pte. Ltd., completed the sale to Integrated Silicon Solution (Cayman), Inc. (“ISSI”) of all of the issued and outstanding shares of Sigma Designs Israel S.D.I Ltd., a wholly-owned subsidiary organized under the laws of Israel. The assets disposed consisted of the Company’s Media Connectivity business including the Company’s HomePNA and G.hn product lines.

Pursuant to the Share Purchase Agreement, the Company sold all of the issued and outstanding shares for $28.0 million, payable in cash. The consideration paid at closing was approximately $23.5 million, an amount which included a deduction of $0.3 million for fluctuations in working capital and which also allowed for $4.2 million to be held back by ISSI subject to customary adjustments after closing.

On March 21, 2018, the Company, along with its wholly-owned subsidiaries, Sigma Designs Technology Singapore Pte. Limited, a Singapore limited company (“Asia Seller”), Sigma Designs Technology Netherlands B.V., a Netherlands company (“Netherlands Seller”), Sigma International Limited, a Cayman company (“Cayman Seller” and together with the Company, Asia Seller and Netherlands Seller, collectively and each a “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with V-Silicon International, Inc., a Cayman Islands corporation (“V-Silicon Cayman”) and V-Silicon, Inc., a Delaware corporation (“V-Silicon US,” and together with V-Silicon Cayman, collectively and each a “Buyer”). Subject to the terms and conditions of the Purchase Agreement, Buyer agreed to purchase substantially all of the assets and assume substantially all of the liabilities of the Company’s Smart TV and set-top box business (the “Smart TV and Set-top Box Business”), except for certain specified assets and liabilities, from Seller for $5,000,000 (the “Purchase Price”) in cash. The Purchase Price was subject to an adjustment based on the actual net working capital of the Smart TV and Set-top Box Business at the closing relative to a target working capital of $2.5 million. On March 30, 2018, the sale of the Smart TV and Set-top Box Business to Buyer was consummated. After adjustment based on the actual net working capital of the Smart TV and Set-top Box Business delivered at the closing, the Purchase Price paid to the Company was $5.3 million.

On April 17, 2018, the Company completed its sale of its Z-Wave business unit to Silicon Laboratories, Inc. (“Silicon Labs”) in accordance with an Agreement and Plan of Merger (“Agreement”) dated December 7, 2017. Pursuant to the Agreement, Silicon Labs purchased substantially all of the assets and assumed substantially all of the liabilities related to the Z-Wave business for a purchase price of $240 million.

Plan of Liquidation and Dissolution

On April 17, 2018, the Company held a special meeting of shareholders whereby a majority of the shareholders approved the voluntary liquidation and dissolution of the Company following the consummation of our sale of the Z-Wave business to Silicon Labs pursuant to a Plan of Liquidation and Dissolution (the “Plan”). In accordance with the Plan, we generally authorized our officers to take all necessary actions to effect our dissolution.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the liquidation of our assets, the Company may, in the sole and absolute discretion of the Board of Directors (“Board”), pay any brokerage agency and other fees and expenses of persons rendering services, including accountants and tax advisors, to the Company in connection with the collection, sale, exchange or other disposition of the Company’s property and assets and the implementation of the Plan.

Under the Liquidation Basis of Accounting, assets are stated at their estimated net realizable values, liabilities are stated at contractual amounts and estimated liabilities are stated at their estimated settlement amounts, including those estimated costs associated with implementing the Plan. Estimates will be periodically reviewed and adjusted. Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value that may ultimately be distributed to shareholders. Claims, liabilities and future expenses for operations will continue to be incurred with the execution of the Plan. These costs will reduce the amount of net assets available for ultimate distribution to shareholders.

Although we do not believe that a precise estimate of those expenses can currently be made, we believe that available cash is adequate to provide for our obligations, liabilities, operating costs and claims, and to make cash distributions to our shareholders. If available cash is not adequate to provide for our obligations, liabilities, operating costs and claims, estimated liquidating distributions to our shareholders will be reduced.

We plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the sale of our Z-Wave Business to Silicon Labs, subject to a contingency reserve for costs and liabilities. The amount and timing of the distributions to shareholders will be determined by the Board in its discretion, subject to the provisions of the Plan of Liquidation and Dissolution. The Board currently anticipates that the amount of aggregate distributions to shareholders will be between $235 million and $255 million. The amount ultimately distributed to shareholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to shareholders, even if all of our remaining assets are sold, because there are many factors, some of which are outside of our control, which could affect the timing of such distributions. Only shareholders of record as of the record date for a distribution as determined by the Board will be entitled to receive that distribution.

Liquidation Basis of Accounting

As a result of the approval of the Plan of Liquidation and Dissolution, the Company adopted the Liquidation Basis of Accounting, effective April 18, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a condensed consolidated balance sheet, a condensed consolidated statement of operations and comprehensive loss and a condensed consolidated statement of cash flows. The condensed consolidated statement of net assets and the condensed consolidated statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. All liabilities of the Company have been stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Dissolution. These amounts are presented in the accompanying condensed consolidated statement of net assets. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation and Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the possible future distributions will reflect the estimate presented in the accompanying consolidated condensed statement of net assets.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible and Other Long-lived Assets

The amounts and useful lives assigned to intangible and other long-lived assets acquired, other than goodwill, impact the amount and timing of future amortization.  Intangible assets include those acquired through business combinations and intellectual property that we purchase for incorporation into our product designs. We begin amortizing such intellectual property at the time that we begin shipment of the associated products into which it is incorporated. Prior to the adoption of the liquidation basis of accounting, we amortized the intellectual property over the estimated useful life of the associated products, generally two to three years.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Other intangible assets primarily represent purchased developed technology, customer relationships, purchased IP, non-compete agreements and trademarks. Prior to the adoption of the liquidation basis of accounting, we amortized our intangible assets with definitive lives over periods ranging from three to ten years using a method that reflected the pattern in which the economic benefits of the intangible assets were consumed or otherwise used or, if that pattern could be reliably determined, using a straight-line amortization method.

Impairment Assessment of Assets and Asset Groups

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

Separately, we must segregate and similarly test whether the carrying value of “assets held for sale” are recoverable. As of February 3, 2018, we concluded that the Z-Wave and the Media Connectivity business units met the test for “assets held for sale.”

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

As of February 3, 2018, we relied on three other methods to determine fair value of our business units. For our Media Connectivity and our Smart TV and Set-top Box business units, we have actual subsequent year-end disposition transactions which evidence fair value as of year-end. For our Z-Wave business unit, we use a value provided by a negotiated agreement for the disposal of the asset group. For our Mobile IoT business unit, we applied judgment and methodology consistent with U.S. GAAP supported by consultation with a third-party valuation firm to prepare a discounted cash flow analysis.

For the fiscal year ended February 3, 2018, we determined that the carrying value of certain of our software, equipment and leasehold improvements and certain of our Purchased IP was not recoverable. Additionally, we determined that the full carrying value of our Mobile IoT business unit was not recoverable.

Impairment of Goodwill

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

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in conjunction with the rules and regulations of the SEC. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the respective periods have been reflected. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended February 3, 2018.

Reclassifications

Certain reclassifications related to discontinued operations and other balance sheet items have been made to prior period amounts. These reclassifications did not affect our condensed consolidated financial results.

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with U.S. GAAP including the Liquidation Basis of Accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

Discontinued Operations

Prior to the adoption of the Liquidation Basis of Accounting, the Company followed the guidance of the Presentation of Property, Plant, and Equipment Topics of the ASC 360, with respect to long-lived assets classified as held for sale. The ASC required that the results of operations, including impairment, gains and losses related to the properties that were sold or properties that were intended to be sold, be presented as discontinued operations in the statements of operations for all periods presented and the assets and liabilities of properties intended to be sold were to be separately classified on the balance sheet. Property designated as held for sale was carried at the lower of cost or fair value less costs to sell and were not depreciated.

New accounting pronouncements

As a result of adopting the Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our net assets in liquidation or changes in net assets in liquidation.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.             Statement of Net Assets in Liquidation

As a result of the Board’s approval of the Plan of Liquidation and Dissolution, the Company adopted the Liquidation Basis of Accounting, effective April 18, 2018.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. All liabilities of the Company have been stated at contractual amounts and those estimated costs associated with implementing the Plan of Liquidation and Dissolution have been stated at their estimated settlement amounts.

The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation and Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the Plan’s inherent uncertainty.

3.             Liability for estimated costs during liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation and Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date. As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

These accruals will be adjusted from time to time as projections and assumptions change. These costs are anticipated to be paid throughout the liquidation period. Based on the transition to the Liquidation Basis of Accounting on April 18, 2018, the Company accrued the following expenses expected to be incurred during dissolution and liquidation (in thousands):

May 5, 2018

Severance and employment contract payments	$14,149
General overhead costs	3,643
Other dissolution costs	142

Liability for estimated costs during dissolution and liquidation	$17,934

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Fair values of assets and liabilities

Assets measured and recorded at fair value on a non-recurring basis

Our non-marketable preferred stock investments in privately-held companies are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired. During fiscal 2018, we sold our investment in one privately-held company for $2.2 million in cash and recognized a gain of $0.2 million. As of May 5, 2018, we did not hold any investments in privately-held companies.

5.             Supplemental financial information

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 5, 2018	February 3, 2018
Expected reimbursements and release of escrow in connection with the sale of business units	$4,966	$-
Prepayments for taxes	123	3,451
Non-operating receivable	-	100
Prepayments for royalties	48	333
Deposits	-	154
Other current assets	561	3,860
Less: Assets held for sale	-	(1,127)
Total prepaid expenses and other current assets	$5,698	$6,771

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software, equipment and leasehold improvements consisted of the following (in thousands, except for years):

	Estimated Useful Lives (years)			May 5, 2018	February 3, 2018
Software	3	-	5	$29,926	$44,005
Mask sets		3		-	14,207
Equipment		3		818	8,113
Office equipment and furniture	3	-	5	3,577	8,196
Leasehold improvements	1	-	5	1,150	2,181
Total				35,471	76,702
Less: Accumulated depreciation and amortization				(35,239)	(70,524)
Total software, equipment and leasehold improvements, net				232	6,178
Less: Assets held for sale				-	(1,839)
Software, equipment and leasehold improvements, net				$232	$4,339

Software, equipment and leasehold improvement depreciation and amortization expense was $2.7 million for the three months ended April 29, 2017.

The following table summarizes activity related to accrued rebates (in thousands):

Three Months Ended April 29, 2017
Beginning balance	$1,585
Charged as a reduction of revenue	725
Payments	(458)
Ending balance	$1,852

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Intangible assets

The table below presents the balances of our intangible assets as of February 3, 2018 (in thousands, except for years):

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

As part of our restructuring plan as discussed in Note 9, we recorded an impairment charge for purchased IP of $3.0 million for the three months ended April 29, 2017.

The following table presents the amortization of intangible assets recognized during the three months ended April 29, 2017 in the accompanying condensed consolidated statement of operations (in thousands):

Cost of revenue	$1,173
Operating expenses	447
Total intangibles amortization expense	$1,620

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.          Discontinued operations

Prior to adoption of the liquidation basis of accounting, our Z-Wave business unit consisted of those parts of the Company engaged in the IoT Devices marketplace except Mobile IoT. This business unit developed related IP software and chipsets into modules and arranged for their manufacture and sale to IoT product companies. Our Media Connectivity business unit consisted of those parts of the Company engaged in product lines related to wired home networking controller chipsets that provided connectivity solutions between various home entertainment products and incoming video streams.

On January 23, 2018, we announced the intent to sell our Z-Wave business unit to Silicon Laboratories, Inc. Additionally, management determined that our Media Connectivity business unit met all the criteria for categorization as “held for sale” as of February 3, 2018, and this business unit was sold February 15, 2018. In accordance with U.S. GAAP, we have separated the financial statement presentation of both business units from the presentation of our on-going operations. Also required is the presentation of historical periods in a similar manner. Therefore, beginning in the fourth quarter of fiscal 2018, the results of Z-Wave and Media Connectivity business units were presented as discontinued operations in our consolidated statement of operations and thus have been excluded from continuing operations for the year ended February 3, 2018. Furthermore, the related assets and liabilities have been classified as held for sale on our consolidated balance sheet as of February 3, 2018.

The following is a reconciliation of the consolidated balance sheet to the consolidated balance sheet presented herein presenting separately the assets and liabilities held for sale as of February 3, 2018 (in thousands):

		Adjustments
	Consolidated Balance Sheets	Assets and Liabilities Held for Sale	Other Adjustments		As Presented

ASSETS
Current assets
Cash and cash equivalents	$40,628	$(2,000)			$38,628
Restricted cash	335	(335)			-
Accounts receivable, net	17,120	(7,405)			9,715
Inventory	14,064	(11,026)			3,038
Prepaid expenses and other current assets	7,898	(1,127)			6,771
Current assets held for sale	-	-	21,893		21,893
Total current assets	80,045	(21,893)	21,893		80,045

Software, equipment and leasehold improvements, net	6,178	(1,839)			4,339
Intangible assets, net	4,630	(2,079)			2,551
Goodwill	-	-			-
Deferred tax assets	770	(777)	7	*	-
Non-current assets held for sale	-	-	4,703		4,703
Other non-current assets	4,467	(8)			4,459
Total assets	$96,090	$(26,596)	$26,603		$96,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,864	$(6,531)			$9,333
Accrued compensation and related benefits	6,512	(2,464)			4,048
Accrued liabilities	14,679	(4,812)			9,867
Current liabilities held for sale	-	-	13,807		13,807
Total current liabilities	37,055	(13,807)	13,807		37,055

Income taxes payable	15,708	(4,128)			11,580
Deferred tax liabilities	38	-	7	*	45
Long-term liabilities held for sale	-	-	4,144		4,144
Other long-term liabilities	3,169	(16)			3,153
Total liabilities	55,970	(17,951)	17,958		55,977

Commitments and contingencies

Shareholders' equity
Common stock and additional paid-in capital	522,985	(56,687)			466,298
Treasury stock	(88,336)	-			(88,336)
Accumulated other comprehensive loss	18	-			18
Accumulated deficit	(394,547)	48,042	8,645		(337,860)
Total shareholders' equity	40,120	(8,645)	8,645		40,120

Total liabilities and shareholders' equity	$96,090	$(26,596)	$26,603		$96,097
* Reclassification of a negative Deferred tax asset to Deferred tax liability

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.          Commitments and contingencies

Commitments

Purchase commitments

When we operated as a going concern, we generally placed non-cancelable orders to purchase semiconductor products from our suppliers on an eight to twelve week lead-time basis.  As of February 3, 2018, the total amount of outstanding non-cancelable purchase orders was approximately $18.9 million, of which $7.6 million applied to operations held for sale.

Third-party licensed technology

In October 2015, we entered into an agreement with a vendor to purchase $6.1 million of licensed technology for integration into future iterations of our products. Payments under this agreement are being made on an annual basis from December 2015 through December 2018. As of May 5, 2018, there were no remaining payments under this agreement. In addition to this agreement, we have entered into other purchase arrangements for certain licensed technology; there were no remaining payments under these agreements as of May 5, 2018.

Design Tools

In June 2016, we entered into an agreement with a vendor to purchase $7.8 million of design tools. Payments under this agreement are being made on a quarterly basis from August 2016 through May 2019. As of May 5, 2018, there were no remaining payments under this agreement. In addition to this agreement, we have entered into other purchase arrangements for certain design tools; remaining payments under these agreements totaled $0.7 million as of May 5, 2018. Payments under these arrangements are being made through fiscal 2019. We have fully accrued these amounts as of May 5, 2018.

Royalties

We paid royalties for the right to sell certain products under various license agreements. During the three months ended April 29, 2017, we recorded gross royalty expense of $0.6 million in cost of revenue in the accompanying condensed consolidated statement of operations.

Our wholly-owned subsidiary, Sigma Designs Israel SDI Ltd. (formerly CopperGate Communications, Ltd.), participated in programs sponsored by the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the support of research and development activities that we conducted in Israel. Through April 29, 2017, we had obtained grants from the OCS aggregating to $5.2 million of our research and development projects in Israel. We completed the most recent of these projects in 2013. We were obligated to pay royalties to the OCS, amounting up to 4.5% of the sales of certain products up to an amount equal to the grants received, plus LIBOR-based interest. We disposed of this entity on February 15, 2018 and have no further future obligations under these programs.

 Contingencies

Product warranty

In general, we sold products with a one-year limited warranty that our products will be free from defects in material and workmanship.  Warranty cost was estimated at the time revenue is recognized based on historical activity, and additionally, for any specific known product warranty issues.  Accrued warranty cost includes hardware repair and/or replacement and is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Details of the change in accrued warranty as of April 29, 2017 are as follows (in thousands):

Three Months Ended	Balance Beginning of Period	Additions and Adjustments	Deductions	Balance End of Period
April 29, 2017	$783	$84	$(140)	$727

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation. From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. Any claims or proceedings against us, whether meritorious or not, could be time consuming, could result in costly litigation, could require significant amounts of management time, could result in the diversion of significant operational resources or could cause us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us. If an unfavorable outcome were to occur against us, there exists the possibility of a material adverse impact on the timing of and amount of funds available for distributions to our shareholders. Matters currently known to the Company are:

Advanced Micro Device, Inc. Patent Infringement Litigation. On January 23, 2017, AMD and ATI Technologies ULC (collectively “AMD”), filed suit against us and many other named defendants, including VIZIO, Mediatek and LG in the United States District Court for the District of Delaware asserting infringement of U.S. Patent Nos. 7,633,506 and 7,796,133. On January 24, 2017, AMD instituted proceedings in the United States International Trade Commission (“ITC”) asserting infringement of U.S. Patent Nos. 7,633,506 and 7,796,133. The Delaware and ITC complaint seek unspecified monetary damages and injunctive relief. On April 13, 2018, the ITC issued a Final Initial Determination finding in favor of AMD and recommending that cease and desist orders be issued against us, which would prevent the importation of certain of our SmartTV chipsets into the United States and any third-party products that incorporate these chipsets. The Company has executed agreements with a customer and a vendor under which reimbursement for defense costs and indemnity have been affected in amounts that appear sufficient to cover any future material costs related to these matters. Additionally, any liability for these matters not otherwise covered by such indemnification was assumed by the buyer of the related business unit. Therefore, the Company has a reasonable expectation of no material liability from the litigation.

Broadcom Corporation Patent Infringement Litigation. On March 7, 2017, Broadcom filed suit against us in the United States District Court for the Central District of California asserting infringement of U.S. Patent No. 7,310,104. On March 8, 2017, Broadcom instituted proceedings in the United States ITC asserting infringement of U.S. Patent Nos. 8,284,844, 7,590,059, 8,068,171 and 7,342,967. The California and ITC complaint seek unspecified monetary damages and injunctive relief.  The Company has executed an agreement with a customer under which the customer has assumed all liability and defense of these matters. On May 11, 2018, the ITC issued a Final Initial Determination stating that no violation of the pertinent Section 337 (19 U.S.C. §1337) has occurred in regards to the Company.  Additionally, any liability for this matter not otherwise covered by such indemnification was assumed by the buyer of the related business unit. Therefore, the Company has reasonable expectation of no material liability from the litigation.

Arris International plc Contract Pricing Dispute. In 2017, Arris gave notice of its intent to pursue litigation regarding the “Most Favored Nation” clause of its customer contract, wherein Arris asserted that it had not received product pricing for which it was entitled. Arris made its assertion based upon its interpretation of the Company’s pricing structure for another customer, an interpretation the Company disputed. On May 18, 2017, the Company and Arris attended mediation in the state of New York with no resolution. On April 4, 2018, the parties agreed to a settlement with no material effect to the Company’s financial position.

Advanced Silicon Technologies S.a.r.l Patent Infringement Litigation. On June 21, 2017, AST filed suit against Sigma Designs Technology Denmark ApS and Sigma Designs Technology Germany GmbH in the District Court of Düsseldorf, Germany alleging infringement of Patent No. EP 1424653. In late February 2018, the German Federal Patent Court accepted and posted notice of the Company’s statement of defense to nullify the action. The litigation is ongoing. On March 30, 2018, this liability was assumed by a third party as part of a business unit purchase. Therefore, the Company has a reasonable expectation of no material liability from this litigation.

Shareholder Litigation. On March 15, 2018, a complaint captioned Ann Noyes v. Sigma Designs, Inc., et al., Case No. 18-cv-01645-WHO was filed in the United States District Court for the Northern District of California naming as defendants Sigma, certain members of the Board and Silicon Labs. This action purported to be a class action brought by a shareholder alleging, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 by filing a materially incomplete and misleading preliminary proxy statement on February 23, 2018. The complaint sought, among other things, either to enjoin the proposed transactions or to rescind the transactions or award rescissory damages in the event the transactions are consummated. An award of rescissory damages could reduce the amount of cash available for distribution to shareholders in any liquidation that Sigma might undertake following the Asset Sale. A second complaint, making similar allegations, captioned David Speiser v. Sigma Designs, Inc., et al., Case No. 18-cv-01670-WHO, was filed in the same court on March 16, 2018. On March 27, 2018, a third complaint, captioned Robert Stein v. Sigma Designs, Inc., et al., Case No. 3:18-cv-1879-JSW, was filed in the same court, making similar allegations regarding the definite proxy statement filed on March 19, 2018. All three complaints were subsequently dismissed. The dismissals were with prejudice to the individual named plaintiffs only and do not release or bar claims by other purported class members.

Indemnifications. In certain limited circumstances, we have agreed to indemnify certain customers against intellectual property infringement claims from third parties related to the use of our technology. In these limited circumstances, the terms and conditions of sale or our standing agreement with such customers generally limit the scope of the available remedies to a variety of industry-standard methods including, but not limited to, a right to control the defense or settlement of any claim, a right to obtain non-infringing continued usage and a right to replace or modify the infringing products to render them non-infringing. To date, we have not incurred or accrued any costs related to any claims under such indemnification provisions. The Company has transferred many of the indemnity agreements to buyers of the related business units. We are not aware of any current or pending claims related to our indemnity agreements.

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

Third-party licensed technology. We regularly licensed technology from various third party licensors and incorporated that technology into our product offerings. Some technology licenses required us to pay royalties directly to the licensor while others required us to report sales activities to our licensors so that royalties may be collected from our customers. From time to time we were audited by our licensors for compliance with the terms of our license agreements. On February 10, 2017, we received notice from a licensor of their intent to audit our compliance with the terms of their license agreements. In fiscal 2018, the audit was completed and the Company paid $2.1 million to settle all associated claims.

For license agreements where we had royalty obligations, we charged any settlement-related payments that we made in connection with compliance audits to cost of revenue. For license agreements where we had reporting obligations, we treated any settlement-related payments as penalties and charged the amounts to operating expenses in sales and marketing. As of the date of this filing, we believe we are substantially in compliance with the terms of our license agreements.

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

In the first quarter of 2018, we communicated a plan of termination to several employees, which consisted of headcount reductions mainly in our North America operations, a majority of which are from our research and development group for the Connected Smart TV Platforms market. As a result, for the three months ended April 29, 2017, we recorded a restructuring charge of $0.4 million, reflected in general and administrative expense, which includes $0.2 million of charges related to workforce reductions, and paid less than $0.1 million in cash payments. In addition, we recorded an impairment charge for purchased IP not yet deployed of $3.0 million as we no longer intend to use this IP. Accrued severance liability of $1.5 million as of May 5, 2018 is reported within accrued liabilities in the accompanying condensed consolidated statement of net assets.

10.           Earnings per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the fiscal period. The weighted-average number of shares outstanding used in the computation of basic and diluted net loss income per share for the three months ended April 29, 2017 does not include the effect of the following potential outstanding shares of common stock because the effect would have been anti-dilutive:

Stock options	2,421
Restricted stock units and awards	1,427

11.           Employee benefits

401(k) tax deferred savings plan

We maintain a 401(k) tax deferred savings plan for the benefit of qualified employees who are based in the United States.  Under the 401(k) tax deferred savings plan, U.S. based employees may elect to reduce their current annual taxable compensation up to the statutorily prescribed limit, which is $18,000 in calendar year 2017.  Employees age 50 or over may elect to contribute an additional $6,000. We made matching contributions to the 401(k) tax deferred savings plan during the three months ended April 29, 2017 of $0.2 million.

SIGMA DESIGNS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Endowment insurance pension plan

In relation to our acquisition of our DTV business in May 2012, we added operations in Shanghai, China.  The “Procedures of Shanghai Municipality on Endowment Insurance for Town Employees” require us to provide pension insurance for Shanghai employees.  The mandatory plan is managed by the local authority.  Under the current plan, an employee will contribute 8.0% of the annual base to the plan and the employer will match 20% of the annual base.  From April 2016 to March 2017, the annual base is capped at RMB 17,817 per employee and from April 2017 to March 2018, the annual base is capped at RMB 19,512 per employee. For the three months ended April 29, 2017, we made matching contributions of $0.6 million

Retirement pension plans

We maintained retirement pension plans for the benefit of qualified employees in Denmark, Taiwan, The Netherlands, and Germany. We made matching contributions under these plans of $0.2 million for the three months ended April 29, 2017.

Severance plan

We maintained a severance plan for several Israeli employees pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment.  Upon termination of employment, employees were entitled to one month salary for each year of employment or a portion thereof.  As of May 5, 2018, we have no remaining severance liability.

Employee termination benefits

Termination benefits are payable when an employee is involuntarily terminated, or whenever an employee accepts voluntary termination in exchange for termination benefits. For the accounting treatment and timing recognition of involuntarily termination benefits, the Company distinguishes between one-time termination benefit arrangements and ongoing termination benefit arrangements. A one-time termination benefit arrangement is established by a termination plan and applies to a specified termination event. One-time involuntary termination benefits are recognized as a liability when the termination plan meets certain criteria and has been communicated to employees. If employees are required to render future service in order to receive these one-time termination benefits, the liability is recognized ratably over the future service period. Termination benefits other than one-time termination benefits are termination benefits for which the communication criterion is not met but that are committed to by management, or termination obligations that are not specifically determined in a new and single plan. These termination benefits include all legal, contractual and past practice termination obligations to be paid to employees in case of involuntary termination. These termination benefits are accrued for when commitment creates a present obligation to our employees for the benefits expected to be paid, when it is probable that employees will be entitled to the benefits and the amount can be reasonably estimated.  As discussed in Note 9, we recorded restructuring charges of $0.4 million, which includes termination benefits of $0.2 million for the three months ended April 29, 2017.

12.           Income taxes

We recorded a provision for income taxes of $1.0 million for the three months ended April 29, 2017. The decrease in tax expense for the three months ended April 29, 2017 is primarily attributable to lower profitability and changes in tax reserves. During the three months ended April 29, 2017, we were unable to reasonably project our annual effective tax rate, and therefore computed our provision for income taxes based on year-to-date actual financial results. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

13.           Collaborative arrangement

In September 2016, we entered into a joint collaboration agreement (“JCA”) with Telechips Inc. (“Telechips”) to develop and commercialize a set-top box microprocessor SoC solution. Martin Manniche, a member of our Board, also serves on the board of directors of Telechips. Telechips is responsible for the manufacture of the products and is also the principal in the end customer product sales. Telechips’ wholly-owned subsidiary has the primary responsibility for order fulfillment, collection of receivables and handling of sales returns in all territories. We receive a marketing service fee in an amount equal to 50% of the net profit from the collaboration agreement, which is included in net revenue. The marketing service fee is recognized when products are shipped and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by Telechips. Research and development costs are shared equally. Cost reimbursement to Telechips is recognized as incurred and included in research and development expenses.

Net loss from this collaborative agreement, included in net revenue, was less than $0.1 million for the three months ended April 29, 2017. Research and development expense recorded in connection with this collaboration agreement was $0.5 million for the three months ended April 29, 2017.

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

Our net revenue was derived principally from the sales of integrated SoC solutions, which we sold across both of our target markets. Connected Smart TV Platforms consist of all products that were sold into digital televisions as well as other adjacent markets using chipset products that were designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products, and communication devices that use a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. IoT Devices consisted of both smart home applications (including gateways and automated consumer devices) and mobile IoT applications (primarily tracking tags). Our smart home product line was marketed under our Z-Wave brand of wireless chips, modules and Z-Wave mesh networking protocol.

Our License and other markets include revenue derived from the licensing of our technology to third parties and other sources. Revenue derived from other sources includes software development kits, and engineering support services for hardware and software; that revenue was not significant as it represented zero of our total net revenue for the three months ended April 29, 2017.

The following table sets forth net revenue attributable to each target market during the three months ended April 29, 2017 (in thousands):

Connected Smart TV Platforms	$27,890
IoT Devices	11,674
Net revenue	$39,564

The following table sets forth net revenue for each geographic region based on the ship-to location of customers during the three months ended April 29, 2017 (in thousands):

Asia	$31,922
North America	5,819
Europe	1,823
Net revenue	$39,564

The following table sets forth net revenue for each significant country based on the ship-to location of customers during the three months ended April 29, 2017 (in thousands):

China, including Hong Kong	$21,790
Taiwan	6,951
United States	5,520
Republic of Korea	1,675
Rest of the World	3,628
Net revenue	$39,564

During the three months ended April 29, 2017, Arris Global, Sunjet Components Corporation and Silicon Application accounted for 19%, 16% and 16% of our net revenue, respectively.

15.           Related party disclosure

Thinh Q. Tran, the Company’s former President and Chief Executive Officer and a former member of the Board is the founder of V-Silicon International, Inc. which, during the three months ended May 5, 2018, acquired the Company’s Smart TV and Set-top Box businesses. The purchase agreement for the sale of these businesses was negotiated at arm’s length and only after the departure of Mr. Tran from the Company.

Martin Manniche, a member of our Board, also serves on the board of directors of Telechips Inc. with which we had a joint collaboration agreement to develop and commercialize a set-top box microprocessor SoC solution.  The agreement began in fiscal year 2016 and ended by mutual agreement in the fourth quarter of fiscal 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes in this Form 10-Q.  Except for historical information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "objective," "intend," "should," "could," "can," "would," "expect," "believe," "estimate," "predict," "potential," "plan," “anticipate” or the negative of these terms, and similar expressions intended to identify forward-looking statements.  These forward-looking statements, include, but are not limited to: statements regarding the disruption of our operations and management due to the dissolution and liquidation of the Company and regarding disruptions caused to the dissolution and liquidation of the Company, implementation of the Plan of Liquidation and Dissolution, statements about our financial information and its presentation due to the adoption of the Liquidation Basis of Accounting, the effect of the dissolution and liquidation on our ability to retain and hire key personnel, changes in the legal and regulatory environment, statements regarding results varying from the estimates presented, the dependence on the abilities and continued participation of our key employees, third-party claims and litigation and the difficulty of controlling related outcomes or assessing ultimate liabilities, lack of liquidity and other risks, including those discussed in our public filings. These forward-looking statements involve risks and uncertainties.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause future results to differ materially from those discussed in the forward-looking statements include, but are not limited to, those discussed under Part II, Item 1A “Risk Factors” in this Form 10-Q as well as other information found in the documents we file from time to time with the Securities and Exchange Commission.  Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q.  Unless required by U.S. federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made.

Executive summary

Recent Developments

As a result of the approval of the Plan of Liquidation and Dissolution by our shareholders, the Company adopted the Liquidation Basis of Accounting, effective April 18, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements – Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated condensed balance sheet, a consolidated condensed statement of operations and comprehensive loss and a consolidated condensed statement of cash flows. The consolidated condensed statement of net assets and the consolidated condensed statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.

Prior to the sales of our Media Connectivity, Smart TV and Set-top Box and Z-Wave business units, we were a provider of intelligent platforms for use in a variety of home entertainment and home control appliances. We sold our products into two primary target markets which were the Connected Smart TV Platforms and Internet of Things (“IoT”) Devices markets. Our integrated system-on-chip (“SoC”) solutions served as the foundation for some of the world’s leading consumer products, including televisions, media connectivity, smart home, and mobile IoT products. A majority of our primary products were semiconductors that were targeted toward end-product manufacturers, Original Equipment Manufacturers (“OEMs”), and Original Design Manufacturers (“ODMs”), however, a certain amount of non-recurring engineering services, development kit sales, and licensing revenue was also derived from our target markets. Additionally, we derived a minor portion of our revenue from non-core licensing and other activities, which is reported under the License and other markets.

Our chipset products and target markets

We considered our semiconductor products primarily to be chipsets because each of our products is comprised of multiple semiconductors.  We believed our chipsets enable our customers to efficiently bring consumer multimedia devices to market.  We designed our highly integrated products to significantly improve performance, lower power consumption and reduce cost. We sold our products into two target markets: Connected Smart TV Platforms and IoT Devices.

Connected Smart TV Platforms Market

The Connected Smart TV Platforms market consisted of all products that were sold into digital televisions as well as other adjacent markets using chipset products that were designed for video post-processing, products delivering IP streaming video, including hybrid versions of these products and communication devices that used a standard protocol to connect equipment inside the home and stream IP-based video and audio, VoIP, or data through wired or wireless connectivity. We served this market with our media processor chips, dedicated post-processing products and home networking controllers.

IoT Devices Market

The IoT Devices market consisted of both smart home applications (including gateways and automated consumer devices) and mobile IoT applications (primarily tracking tags). Our smart home product line was marketed under our Z-Wave brand of wireless chips, modules and Z-Wave mesh networking protocol.

License and Other Markets

License and other markets included other products and services, including technology licenses, software development kits, and engineering support services for hardware and software.

Critical accounting policies and estimates

There have been no significant changes in our critical accounting policies during the three months ended May 5, 2018, as compared to the critical accounting policies described in our Annual Report on Form 10-K for the year ended February 3, 2018. For a complete summary of our significant accounting policies, refer to Note 1, “Organization and Summary of Significant Accounting Policies”, in Part II, Item 8 of our fiscal 2018 Annual Report.

Results of operations

In light of the adoption of the Liquidation Basis of Accounting as of April 18, 2018, the results of operations for the current period are not comparable to the prior year periods. Due to the adoption of the Plan of Liquidation and Dissolution, we no longer consider our results of operations to be a key performance measure.

Changes in net assets in liquidation for the three months ended May 5, 2018

Upon adoption of the Liquidation Basis of Accounting as of April 18, 2018, the Company’s shareholders equity was decreased by approximately $20.8 million to arrive at net assets in liquidation of $244.0 million. The primary reason for the decrease in net assets as of April 18, 2018 was due to the accrual of estimated liquidation and operating costs during liquidation of $17.9 million and adjustment of assets to their net realizable value of $2.8 million.

During the three months ended May 5, 2018, net assets in liquidation decreased by $4.6 million. The primary reason for the decrease was $3.3 million in settlement of accounts payable and $1.3 million in settlement of accrued liabilities paid in cash for liabilities existing prior to the adoption of the liquidation basis of accounting.

Estimated liquidation and operating costs during liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation and Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date. As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-down costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

These accruals will be adjusted from time to time as projections and assumptions change. These costs are anticipated to be paid throughout the liquidation period. Based on the transition to the Liquidation Basis of Accounting on April 18, 2018, the Company accrued the following expenses expected to be incurred during dissolution and liquidation for the three months ended May 5, 2018 (in thousands):

May 5, 2018

Severance and employment contract payments	$14,149
General overhead costs	3,643
Other dissolution costs	142

Liability for estimated costs during dissolution and liquidation	$17,934

Results of operations for the three months ended April 29, 2017 (going concern basis)

The following table is derived from our unaudited condensed consolidated financial statements and sets forth our operating results as a percentage of net revenue for the period indicated (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	% of Net Revenue
Net revenue	$39,564	100%
Cost of revenue	20,940	53%
Gross profit	18,624	47%
Operating expenses
Research and development	18,169	46%
Sales and marketing	5,372	14%
General and administrative	5,454	14%
Impairment of IP	3,006	7%
Total operating expenses	32,001	81%
Loss from operations	(13,377)	(34%)
Interest and other expense, net	(465)	(1%)
Loss before income taxes	(13,842)	(35%)
Provision for income taxes	1,017	3%
Net loss	$(14,859)	(38%)

Net revenue by target market

The following table sets forth our net revenue by target market and the percentage of net revenue represented by our product sales to each of those markets (in thousands, except percentages):

	Three Months Ended
	April 29, 2017	% of Net Revenue
Connected Smart TV Platforms	$27,890	70%
IoT Devices	11,674	30%
Net revenue	$39,564	100%

Major customers

During the three months ended April 29, 2017, Arris Global, Sunjet Components Corporation, and Silicon Application accounted for 19%, 16% and 16% of our net revenue, respectively.

Research and development expense

Research and development expense consisted of compensation and benefits costs including variable compensation expense, development and design costs such as mask, prototyping, testing and subcontracting costs, depreciation of our equipment costs, amortization of our engineering design tools and third-party licensed technology, stock-based compensation expense, and other expenses such as costs for facilities and travel.

Sales and marketing expense

Sales and marketing expense consisted primarily of compensation and benefits costs, including commissions to our direct sales force, stock-based compensation expense, trade shows, travel and entertainment expenses and external commissions.

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

In the first quarter of 2018, we communicated a plan of termination to several employees, which consisted of headcount reductions mainly in our North America operations, a majority of which are from our research and development group for the Connected Smart TV Platforms market. As a result, for the three months ended April 29, 2017, we recorded a restructuring charge of $0.4 million, reflected in general and administrative expense, which includes $0.2 million of charges related to workforce reductions, and paid less than $0.1 million in cash payments. In addition, we recorded an impairment charge for purchased IP not yet deployed of $3.0 million as we no longer intend to use this IP. The accrued severance liability relating to these restructuring activities of $1.5 million as of May 5, 2018 is reported within accrued liabilities in the accompanying condensed consolidated statement of net assets.

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

Interest and other expense, net

During the three months ended April 29, 2017, we incurred interest and other expense, net of $0.5 million.

Interest and other expense primarily consisted of interest income from marketable securities, income from refundable research and development credits, gains or losses on foreign exchange transactions, gains or losses on sales of marketable securities, gains or losses on currency hedging activities and gains or losses on disposals of software, equipment and leasehold improvements.

Provision for income taxes

We recorded a provision for income taxes of $1.0 million for the three months ended April 29, 2017. Included in our provision for income taxes are foreign exchange gains or losses on unsettled income tax liabilities.

Liquidity and Capital

After the sales of our Media Connectivity, Smart TV and Set-top Box and Z-Wave business units, our primary asset was cash of $279.4 million as of May 5, 2018. We will use proceeds from the sales to pay expenses and taxes, if any, associated with the sale and for other operating expenses.

We plan to distribute, in an initial distribution (with potential subsequent distributions thereafter), a portion of the net proceeds from the sale of our Z-Wave Business to Silicon Labs, subject to a contingency reserve for costs and liabilities. The amount and timing of the distributions to shareholders will be determined by the Board in its discretion, subject to the provisions of the Plan of Liquidation and Dissolution. The Board currently anticipates that the amount of aggregate distributions to shareholders will be between $235 million and $255 million. The amount ultimately distributed to shareholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to shareholders, even if all of our remaining assets are sold, because there are many factors, some of which are outside of our control, which could affect the timing of such distributions. Only shareholders of record as of the record date for a distribution as determined by the Board will be entitled to receive that distribution.

As of April 29, 2017, our principal sources of liquidity consisted of cash and cash equivalents and short-term marketable securities of $74.5 million, which represented approximately $1.95 per share of outstanding common stock. Working capital as of April 29, 2017 was $86.1 million.

The following table sets forth the primary net cash inflows and outflows (in thousands):

Three Months Ended
April 29, 2017
Net cash provided by (used in):
Operating activities	$8,516
Investing activities	(3,174)
Financing activities	(78)
Effect of foreign exchange rate changes on cash and cash equivalents	8
Net increase in cash and cash equivalents	$5,272

Cash flows from operating activities

Net cash provided by operating activities of $8.5 million for the three months ended April 29, 2017 was primarily due to a favorable net change of $13.9 million in operating assets and liabilities, partially offset by $5.4 million of net loss after non-cash adjustments of $9.5 million, such as stock-based compensation expense, depreciation and amortization. The increase in cash flows from operating activities during the three months ended April 29, 2017 as compared to the comparable corresponding period in fiscal 2017 was primarily due to an increase in the net change in operating assets and liabilities of $18.6 million. This was partially offset by an increase in net loss of $6.8 million. The favorable changes in operating assets and liabilities were primarily driven by the timing of collections and payments.

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

Off-Balance Sheet Arrangements

As of May 5, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Prior to the April 17, 2018 closing of the sale of our Z-Wave business to Silicon Labs, we were exposed to market risk related to interest rate and foreign currency exchange rate sensitivities. Since after adoption of the Liquidation and Dissolution Plan our assets consist primarily of cash and assets held for sale, we no longer have market risk that may be expected to have a material effect on us.

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

As of May 5, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of May 5, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 8, “Commitments and contingencies,” in the Notes to our condensed consolidated financial statements, included in Part I, Item 1, of this Form 10-Q.

ITEM 1A.  RISK FACTORS

Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 24, 2018.

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

SIGMA DESIGNS, INC.
Date: June 14, 2018
	By:	/s/ Elias N. Nader
Elias N. Nader

Interim President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Elias N. Nader
Elias N. Nader

Senior Vice-President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1	Plan of Liquidation and Dissolution of Sigma Designs, Inc. (previously filed in and incorporated by reference to Definitive Proxy Statement on Schedule 14A, filed on March 22, 2018)

10.1

Separation Agreement by and between Sigma Designs, Inc. and Sal Cobar, dated April 20, 2018 (previously filed in and incorporated by reference to the amendment to the Annual Report on Form 10-K, filed on June 5, 2018)

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